Form 10-Q
period 2021-09-30
Prometheus Biosciences, Inc.
filed 2021-11-12
CIK 1718852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 38,939,220 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$279,116	$54,201
Accounts receivable	679	1,086
Prepaid expenses and other current assets	7,313	2,169
Total current assets	287,108	57,456
Equipment, net	1,362	447
Deferred financing costs	—	1,730
Other assets	468	—
Total assets	$288,938	$59,633
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,663	$958
Accrued compensation	3,311	2,722
Accrued expenses and other current liabilities	6,083	2,894
Amounts due to Nestlé, current—related party	—	5,675
Payable to PLI	475	1,130
Deferred revenue	3,561	1,876
Total current liabilities	15,093	15,255
Long-term debt, net	—	7,399
Deferred revenue, non-current	11,745	4,597
Preferred stock purchase right liability	—	3,900
Total liabilities	26,838	31,151
Commitments and contingencies (Note 9)
Convertible preferred stock—$0.0001 par value; No shares and 254,983,985 shares authorized at September 30, 2021 and December 31, 2020, respectively; No shares and 160,864,434 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preferences of $0 and $130,487 at September 30, 2021 and December 31, 2020, respectively	—	126,023
Stockholders’ equity (deficit):
Preferred stock—$0.0001 par value; 40,000,000 shares and no shares authorized at September 30, 2021 and December 31, 2020, respectively; No shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock—$0.0001 par value; 400,000,000 shares and 325,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 38,907,081 shares and 1,768,325 shares issued at September 30, 2021 and December 31, 2020, respectively; 38,884,536 shares and 1,713,622 shares outstanding at September 30, 2021 and December 31, 2020, respectively;	4	—
Additional paid-in capital	421,519	1,605
Accumulated deficit	(159,423)	(99,146)
Total stockholders’ equity (deficit)	262,100	(97,541)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$288,938	$59,633

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$1,006	$359	$2,092	$766
Operating expenses:
Research and development	17,551	4,652	38,863	13,840
General and administrative	10,248	3,173	21,088	7,370
Total operating expense	27,799	7,825	59,951	21,210
Loss from operations	(26,793)	(7,466)	(57,859)	(20,444)
Other income (expense), net:
Interest income	27	3	82	8
Interest expense	(13)	(364)	(861)	(1,493)
Loss on early extinguishment of debt	(554)	—	(554)	—
Change in fair value of preferred stock purchase right liability	—	—	(980)	—
Change in fair value of preferred stock warrant liability	—	1	(105)	(2)
Total other income (expense), net	(540)	(360)	(2,418)	(1,487)
Loss from continuing operations	(27,333)	(7,826)	(60,277)	(21,931)
Income (loss) from discontinued operations	—	879	—	(6,584)
Net loss	$(27,333)	$(6,947)	$(60,277)	$(28,515)
Net loss per share, basic and diluted:
Continuing operations	$(0.70)	$(5.13)	$(2.09)	$(15.21)
Discontinued operations	—	0.58	—	(4.57)
Net loss per share, basic and diluted	$(0.70)	$(4.55)	$(2.09)	$(19.78)
Weighted average shares outstanding, basic and diluted	38,848,412	1,526,122	28,778,814	1,441,516

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	160,864,434	$126,023	1,713,622	$—	$1,605	$(99,146)	$(97,541)
Issuance of Series D-2 convertible preferred stock for cash, net of issuance costs of $94	86,775,740	73,763	—	—	—	—	—
Issuance of Series D-2 convertible preferred stock for settlement of deferred purchase price	7,219,560	6,144	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability	—	4,880	—	—	—	—	—
Conversion of convertible preferred stock into common stock at initial public offering	(254,859,734)	(210,810)	25,485,955	3	210,807	—	210,810
Issuance of shares of common stock in initial public offering for cash, net of issuance costs of $18,662	—	—	11,500,000	1	199,837	—	199,838
Reclassification of convertible preferred stock warrants			—	—	169	—	169
Issuance of common stock in exchange for services	—	—	500	—	3	—	3
Issuance of common stock upon exercise of stock options	—	—	56,645	—	64	—	64
Vesting of early exercised stock options	—	—	12,981	—	9	—	9
Stock-based compensation	—	—	—	—	792	—	792
Net loss	—	—	—	—	—	(13,945)	(13,945)
Balance at March 31, 2021	—	$—	38,769,703	$4	$413,286	$(113,091)	$300,199
Issuance costs related to initial public offering	—	—	—	—	(46)	—	(46)
Issuance of common stock upon exercise of stock options	—	—	54,561	—	62	—	62
Vesting of early exercised stock options	—	—	10,803	—	9	—	9
Stock-based compensation	—	—	—	—	1,203	—	1,203
Net loss	—	—	—	—	—	(18,999)	(18,999)
Balance at June 30, 2021	—	$—	38,835,067	$4	$414,514	$(132,090)	$282,428
Issuance of common stock upon exercise of stock options	—	—	12,995	—	33	—	33
Issuance of common stock for consulting services	—	—	28,100	—	715	—	715
Vesting of early exercised stock options	—	—	8,374	—	7	—	7
Stock-based compensation	—	—	—	—	6,250	—	6,250
Net loss	—	—	—	—	—	(27,333)	(27,333)
Balance at September 30, 2021	—	$—	38,884,536	$4	$421,519	$(159,423)	$262,100

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	58,145,867	$43,740	1,351,380	$—	$483	$(37,451)	$(36,968)
Issuance of Series C convertible preferred stock for cash, net of issuance costs of $62	28,063,500	28,001	—	—	—	—	—
Vesting of common shares issued to founders	—	—	18,281	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	23,750	—	12	—	12
Vesting of early exercised stock options	—	—	8,800	—	3	—	3
Stock-based compensation	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	(13,128)	(13,128)
Balance at March 31, 2020	86,209,367	$71,741	1,402,211	$—	$645	$(50,579)	$(49,934)
Issuance of Series C convertible preferred stock upon release of escrow of acquisition-related contingent consideration	3,500,000	3,500	—	—	—	—	—
Issuance of Series C convertible preferred stock for deferred purchase price	5,000,000	5,000	—	—	—	—	—
Series C convertible preferred stock issuance costs	—	(12)	—	—	—	—	—
Vesting of common shares issued to founders	—	—	18,281	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	51,666	—	48	—	48
Vesting of early exercised stock options	—	—	8,609	—	3	—	3
Stock-based compensation	—	—	—	—	164	—	164
Net loss	—	—	—	—	—	(8,440)	(8,440)
Balance at June 30, 2020	94,709,367	$80,229	1,480,767	$—	$860	$(59,019)	$(58,159)
Vesting of common shares issued to founders	—	—	12,188	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,200	—	4	—	4
Vesting of common shares issued for licensing rights	—	—	111,667	—	1	—	1
Issuance of common stock for consulting services	—	—	36,200	—	112	—	112
Vesting of early exercised stock options	—	—	8,609	—	2	—	2
Stock-based compensation	—	—	—	—	202	—	202
Net loss	—	—	—	—	—	(6,947)	(6,947)
Balance at September 30, 2020	94,709,367	$80,229	1,650,631	$—	$1,181	$(65,966)	$(64,785)

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(60,277)	$(28,515)
Loss from continuing operations	(60,277)	(21,931)
Loss from discontinued operations, net of income taxes	—	(6,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173	79
Stock-based compensation expenses	8,245	440
Loss on early extinguishment of debt	554	—
Change in fair value of preferred stock purchase right liability	980	—
Change in fair value of preferred stock warrant liability	105	2
Common stock issued in exchange for services	718	113
Noncash interest expense	553	1,075
Changes in operating assets and liabilities:
Accounts receivable	407	(589)
Prepaid expenses and other current assets	(5,144)	(1,075)
Other assets	(468)	212
Accounts payable	618	(1,210)
Accrued compensation	589	1,082
Accrued expenses and other current liabilities	3,441	655
Payments made to PLI	—	(2,967)
Payable to PLI	(655)	—
Deferred revenue	8,833	2,603
Net cash used in operating activities – continuing operations	(41,328)	(21,511)
Net cash used in operating activities – discontinued operations	—	(1,190)
Net cash used in operating activities	(41,328)	(22,701)
Cash flows from investing activities
Purchase of property and equipment	(946)	(225)
Net cash used in investing activities – continuing operations	(946)	(225)
Net cash used in investing activities – discontinued operations	—	(1,485)
Net cash used in investing activities	(946)	(1,710)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	73,749	27,986
Proceeds from issuance of long-term debt, net of issuance costs	—	7,338
Repayment of debt	(7,963)	—
Proceeds from sale of common stock in initial public offering	218,500	—
Payment of financing costs	(17,256)	(1,014)
Proceeds from issuance of common stock upon stock option exercises	159	61
Net cash provided by financing activities	267,189	34,371
Net increase in cash and cash equivalents	224,915	9,960
Cash and cash equivalents at beginning of period – continuing operations	54,201	4,450
Cash and cash equivalents at beginning of period – discontinued operations	—	3,921
Cash and cash equivalents cash at end of period	279,116	18,331
Cash and cash equivalents at end of period – discontinued operations	—	1,246
Cash and cash equivalents at end of period – continuing operations	$279,116	$17,085
Supplemental schedule of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$210,810	$—
Reclassification of preferred stock purchase right liability to equity due to issuance of Series D convertible preferred stock	$4,880	$—
Reclassification of warrant liability to equity due to conversion from preferred stock warrant to common stock warrant upon completion of initial public offering	$169	$—
Issuance of Series D-2 convertible preferred stock for the settlement of deferred purchase price	$6,144	$—
Acquisition-related consideration held in escrow	$—	$(3,500)
Issuance of Series C convertible preferred stock for deferred purchase price	$—	$5,000
Vesting of unvested issued common stock	$24	$10
Costs incurred, but not paid, in connection with capital expenditures included in accounts payable	$145	$100

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

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

Liquidity

The Company has incurred net losses since inception, experienced negative cash flows from operations, and as of September 30, 2021, has an accumulated deficit of $159.4 million. The Company has historically financed its operations primarily through the sale of common stock and private placements of convertible preferred stock. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company believes its current capital resources will be sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed consolidated financial statements.

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

On December 31, 2020, the Company completed the spinoff of PLI. The results of operations for the three and nine months ended September 30, 2021 have been presented as discontinued operations in the accompanying condensed consolidated financial statements in accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements—Discontinued Operations. Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations (see Note 6 for additional information on discontinued operations).

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

Unaudited Interim Financial Information

The unaudited financial statements at September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with GAAP applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in the Prospectus dated March 11, 2021 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on March 12, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The cash and cash equivalents balance at September 30, 2021 and December 31, 2020 represents cash in readily available checking and money market accounts.

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

The Company performed the final remeasurement of the preferred stock purchase right liability as of the issuance of the shares of Series D-2 convertible preferred stock and recorded a $1.0 million change in fair value into other income (expense) for the nine months ended September 30, 2021.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. The Company has excluded 26,641 and 36,591 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2021, respectively, and 140,136 and 179,917 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2020, respectively. Dilutive common stock equivalents are comprised of convertible preferred stock and options outstanding under the Company’s stock option plan.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two- class method required for participating securities as the convertible preferred stock are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the three and nine months ended September 30, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30,
	2021	2020
Convertible preferred stock outstanding	—	9,470,926
Common stock options issued and outstanding	5,392,052	2,020,559
Warrants to purchase common stock	14,884	—
Warrants to purchase convertible preferred stock outstanding	—	11,250
ESPP shares pending issuance	24,279	—
Total	5,431,215	11,502,735

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

The Company’s financial instruments that are carried at fair value consist of Level 3 liabilities. There were no transfers within the hierarchy during the three and nine months ended September 30, 2021 and 2020. At December 31, 2020, Level 3 liabilities that were measured at fair value on a recurring basis consisted of warrants to purchase shares of convertible preferred stock and a preferred stock purchase right liability. The Company had no Level 3 liabilities at September 30, 2021 as the liabilities for the warrants to purchase shares of convertible preferred stock and the preferred stock purchase right was remeasured and reclassified to stockholders’ equity upon the closing of the Company’s IPO in March 2021 and the issuance of shares of Series D-2 convertible preferred stock in January 2021, respectively.

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

Preferred Stock Purchase Right Liability

At December 31, 2020, the preferred stock purchase right liability was determined using a valuation model that considered: (i) the risk-free rate commensurate with the expected milestone timing of 0.09%; (ii) the probability of the Series D-2 tranche of 80.0%; (iii) volatility of 80.0%; (iv) consideration received for the Series D-1 preferred stock; (v) the number of shares to be issued to satisfy the preferred stock purchase right and at what price; and (vi) certain implied and provided assumptions needed to calibrate the Series D-1 value and the Series D-2 purchase right. Upon the issuance of the shares of Series D-2 convertible preferred stock in January 2021, the liability was remeasured and as a result of closing the sale of shares of Series D-2 convertible preferred stock, a charge of $1.0 million was recorded in the statement of operations for the nine months ended September 30, 2021.

Activity of Liabilities Using Fair Value Level 3 Measurements

The following table summarizes the activity of the financial instruments valued using Level 3 inputs (in thousands):

	Convertible Preferred Stock Warrant Liability	Series D Convertible Preferred Stock Purchase Right Liability
Balance at December 31, 2020	$64	$3,900
Change in fair value	105	980
Conversion/Settlement during 2021	(169)	(4,880)
Balance at September 30, 2021	$—	$—

4.	Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid research and development	5,761	1,894
Other prepaid expenses	1,552	275
Total	$7,313	$2,169

Equipment, Net

Equipment, net, consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$1,660	$572
Office equipment and furniture	24	24
	1,684	596
Less accumulated depreciation	(322)	(149)
Total	$1,362	$447

Depreciation expense related to property and equipment was $0.1 million and $29,000 for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development	$5,490	$1,940
Accrued legal expenses	70	490
Unvested early exercise liability	42	67
Accrued other	481	397
Total	$6,083	$2,894

5.	Collaboration and License Agreements

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

As consideration for the license rights, in September 2017 the Company issued (i) 257,500 shares of fully vested common stock, and (ii) 335,000 shares of unvested restricted common stock, all of which is vested as of December 31, 2020. The fair value of all of the shares were measured at the date of issuance. Additionally, the Company is obligated to pay Cedars-Sinai low- to mid-single digit percentage royalties on net sales of products covered under the Cedars-Sinai Agreement. In 2017, the Company and Cedars-Sinai also entered into Research agreements, under which the parties can provide research services to each other at pricing specified in individual statements of work. During the three and nine months ended September 30, 2021 and 2020, no services were provided under the agreements.

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

At inception and through September 30, 2021, the Company has identified one performance obligation per each target for all the deliverables under the agreement since the delivered elements are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the transaction price in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the four-year period over which it expects to satisfy its performance obligations. The Company included one milestone in the transaction price as it was deemed not probable of significant reversal at the inception of the agreement. Due to the uncertainty in the achievement of the developmental and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period. In connection with the Takeda Agreement, the Company recognized revenue of $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively, and had deferred revenue of $1.2 million, $1.7 million as of September 30, 2021 and December 31, 2020, respectively. The Company expects to recognize $0.2 million of the deferred revenue balance during the remainder of 2021.

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

In consideration of the rights granted to Falk under the Falk Agreement, the Company received a one-time upfront payment of $2.5 million upon execution of the Falk Agreement in July 2020, and has received two subsequent preclinical development milestone payments of $2.5 million and $10.0 million. The first development milestone payment was paid when the underlying development plan was finalized in December 2020. The second development milestone payment was paid upon selection of a clinical candidate for the Company’s PR600 program in June 2021. The Company remains eligible to receive an additional preclinical development milestone payment of $5.0 million and low-single to low-double digit percentage royalties on net sales of all products incorporating antibodies covered by the agreement in the Falk territory, subject to the terms of the Falk Agreement. The Company agreed to pay Falk a low-single digit royalty on net sales for such products in the Company’s territory. Falk agreed to fund 25% of the Company’s third-party development costs set forth in the development plan.

At inception and through September 30, 2021, the Company has identified one performance obligation for all the deliverables under the Falk Agreement. Accordingly, the Company is recognizing revenue for the transaction price allocated to the performance obligation in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the seven year period over which it expects to satisfy its performance obligation. The Company included the upfront payment and all milestone payments in the transaction price as it was deemed not probable of significant reversal at the inception of the agreement. In connection with the Falk Agreement, the Company recognized revenue of $0.2 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, $0.9 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, and had deferred revenue of $14.1 million and $4.8 million as of September 30, 2021 and December 31, 2020, respectively. This deferred revenue balance is expected to be recognized proportionally as expenses are incurred over the estimated seven-year term. The Company expects to recognize $1.0 million of the deferred revenue balance during the remainder of 2021.

A reconciliation of deferred revenue related to the Takeda Agreement and the Falk Agreement for the nine months ended September 30, 2021 is as follows (in thousands):

	Takeda Agreement	Falk Agreement	Total
Balance at December 31, 2020	$1,710	$4,763	$6,473
Amounts received in 2021	(150)	11,075	10,925
Revenue recognized in 2021	(324)	(1,768)	(2,092)
Balance at September 30, 2021	$1,236	$14,070	$15,306

6.	Discontinued Operations

On June 30, 2019, the Company acquired 100% of the common stock of PLI and the related intangible assets used by PLI for total consideration of approximately $31.7 million, consisting of the issuance of 16.5 million shares of the Company’s Series C convertible preferred stock with a fair value of $16.5 million, the present value of $15.0 million in deferred cash payments due as follows: $5.0 million due on June 30, 2020 and $10.0 million due on June 30, 2021, and acquisition-related contingent consideration consisting of 3,500,000 shares of the of the Company’s Series C convertible preferred stock with a fair value of $3.5 million. The deferred cash payments totaling $15.0 million were not contingent upon any event and to reflect the interest component were discounted at 12%. In June 2020, $5.0 million of deferred cash payments were converted to 5,000,000 shares of Series C convertible preferred stock and in October 2020, $3.8 million of deferred cash payments were converted to 5,088,851 shares of Series D convertible preferred stock. In addition, in January 2021, $6.1 million of deferred cash payments were converted to 7,219,560 shares of Series D-2 shares of convertible preferred stock. As of September 30, 2021 and December 31, 2020, a total of $0 and $5.7 million, respectively, is recorded as Amounts due to Nestlé, current—related party in the accompanying condensed consolidated balance sheets. The acquisition-related contingent consideration stipulated certain revenue thresholds for the Anser® test during the first calendar year following the acquisition. The shares were released from escrow on June 30, 2020.

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

The major line items constituting the loss of PLI for the three and nine months ended September 30, 2020, which are reflected in the accompanying condensed consolidated statements of operations as discontinued operations, are as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Diagnostic services revenue	$9,569	$27,509
Operating expenses:
Cost of diagnostic services revenue	3,064	9,800
Research and development	1,145	3,953
Sales and marketing	2,102	9,244
General and administrative	2,100	7,943
Restructuring	—	2,274
Amortization of intangible assets	279	879
Total operating expenses	8,690	34,093
Income (loss) from discontinued operations	$879	$(6,584)

Commitments and Contingencies

At the acquisition date, PLI was involved with several legal proceedings and claims against it. All claims against PLI remained obligations of PLI and effective upon the spinoff, the Company has no remaining obligations with respect to these claims.
7.	Long Term Debt

In January 2020, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC and its affiliates (Oxford) (the Oxford Loan) which provided for total borrowings of up to $25.0 million, of which $7.5 million was drawn upon execution of the agreement. Interest accrued at an annual rate at the greater of (a) the 30-day U.S. LIBOR rate reported the last business day of the month that immediately precedes the month in which the interest will accrue, or (b) 2.01%, plus 5.98%, with a minimum annual rate of 7.99%. From March 1, 2020 through February 28, 2023, the Company was required to make interest only payments. Beginning March 1, 2023, in addition to interest payments, the monthly payments were to include an amount equal to the outstanding principal divided by 24 months. At maturity (or earlier prepayment), the Company was also required to make a final payment equal to 4.0% of the original principal amount borrowed and 3% of the future amount to be funded.

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

In addition, warrants to purchase 112,500 shares of Series C convertible preferred stock were issued to Oxford in conjunction with the execution of the agreement at an exercise price of $1.00 per share. The warrants have a ten-year life and are exercisable immediately. The warrant became exercisable for an aggregate of 14,884 shares of the Company’s common stock at an exercise price of $7.558 per share upon the completion of the IPO. The fair value of the warrant, the debt issuance costs and the final payment totaling approximately $0.6 million were amortized to interest expense using the effective interest method over the term of the debt.

In July 2021, the Company voluntarily prepaid the aggregate outstanding principal balance of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, accrued interest, and final payment due under the terms of the Oxford Loan, and the Loan Agreement was terminated in accordance with its terms. All liens and security interests securing the Oxford Loan were released upon termination. The Company recognized a $0.6 million loss on extinguishment on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

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

The Company determined its obligation to issue additional shares of the Company’s Series D-2 convertible preferred stock in the Initial Series D Closing represented a freestanding financial instrument that required liability accounting. This freestanding preferred stock purchase right liability for the additional closing was recorded at fair value, with changes in fair value recognized in the statements of operations. As of the Initial Series D Closing, the estimated fair value of the preferred stock purchase right liability was $3.9 million. In January 2021, 93,995,300 shares of Series D-2 convertible preferred stock were issued, of which, 7,219,560 were issued to Nestlé for the satisfaction of deferred purchase price obligations of $6.1 million.  Upon the closing of the sale of these shares, the preferred stock purchase right liability was remeasured to fair value and the change in fair value of $1.0 million was recorded in the statement of operations for the three and nine months ended September 30, 2021. The liability was then reclassified to stockholders’ equity.

The authorized, issued and outstanding shares of convertible preferred stock as of December 31, 2020 consisted of the following (in thousands, except share and per share amounts):

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

In February 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Pursuant to the 2021 Plan, the Company ceased granting awards under the 2017 Plan. Under the 2021 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. The number of shares initially available for issuance under awards granted pursuant to the 2021 Plan is the sum of (1) 3,600,000 shares of common stock, plus (2) any shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2021 Plan that become available for issuance under the 2021 Plan thereafter in accordance with its terms. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be increased annually on the first day of each fiscal year during the term of the 2021 Plan, beginning with the 2022 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At September 30, 2021, 3,074,775 shares remain available for issuance under the 2021 Plan.

The Company’s stock option activity for the nine months ended September 30, 2021 is summarized in the following table:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Weighted- Average Grant Date (Fair Value)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,930,246	$2.90	9.3		$2,290
Granted	2,632,621	$9.56		$5.93
Exercised	(124,201)	$1.29
Cancelled/forfeited	(46,614)	$6.43
Outstanding at September 30, 2021	5,392,052	$6.17	8.3		$95,010
Vested or expected to vest at September 30, 2021	5,392,052	$6.17	8.3		$95,010
Exercisable at September 30, 2021	1,141,561	$3.23	4.8		$23,385

The total intrinsic value of options exercised during the three months ended September 30, 2021 and 2020 was $0.3 million and $0, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $1.7 million and $0.1 million, respectively.  The total intrinsic value of options vested during the three months ended September 30, 2021 and 2020 was $8.8 million and $0.1 million, respectively.  The total intrinsic value of options vested during the nine months ended September 30, 2021 and 2020 was $11.7 million and $0.2 million, respectively.

The grant date fair value of stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0 – 1.1%	0.5%	0.6 – 1.1%	0.5 – 1.4%
Expected volatility	73.0 – 74.2%	68.1%	73.0 – 95.2%	61.5 – 68.1%
Expected term (in years)	5.8 – 6.1	6.1	5.8 – 6.1	6.1
Expected dividend yield	—%	—%	—%	—%

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

Early Exercise Liability

The unvested shares of the early-exercised options are held in escrow until the stock option becomes fully vested or until the employee’s termination, whichever occurs first. The right to repurchase these shares lapses over the four-year vesting period. As of September 30, 2021 and December 31, 2020, the early exercise liability was $42,000 and $0.1 million, respectively. For accounting purposes, the early exercise of options is not considered to be a substantive exercise until the underlying awards vest.

The following table summarizes the activity of the unvested common stock issued pursuant to an early exercise of stock option awards for the nine months ended September 30, 2021:

Unvested at beginning of period	54,703
Vested or cancelled during the period	(32,158)
Unvested at end of period	22,545

Employee Stock Purchase Plan

In February 2021, the Company’s board of directors approved the 2021 Employee Stock Purchase Plan (the ESPP), which became effective upon the pricing of the Company’s IPO on March 16, 2021. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. Initially, a total of 360,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2022 fiscal year, by an amount equal to the lessor of: (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (ii) such other amount as the Company’s board of directors may determine. Stock compensation expense for the three and nine months ended September 30, 2021 related to the ESPP was $0.1 million and $0.3 million, respectively. As of September 30, 2021, the Company has not issued any shares under the ESPP. The Company had an outstanding liability of $0.4 million at September 30, 2021, which is included in accrued compensation on the condensed consolidated balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period.

The fair value of stock of the stock purchase right under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30,
2021
Risk-free interest rate	0.03– 0.11%
Expected volatility	71.6 – 80.9%
Expected term (in years)	0.64 – 1.64
Expected dividend yield	—%

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the accompanying statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$534	$27	$972	$58
General and administrative	5,716	149	7,273	382
Discontinued operations	—	26	—	73
Total stock-based compensation	$6,250	$202	$8,245	$513

The total unrecognized compensation cost related to unvested stock-based awards as of September 30, 2021 was $17.7 million and is expected to be recognized over a weighted average period of 3.3 years.

Stock Option Modification

In August 2021, in connection with the passing of the Company’s former Chairman of the board of directors, the Company fully accelerated all of the former Chairman’s outstanding equity awards, which resulted in a charge of $4.6 million to stock-based compensation expense for the three months ended September 30, 2021.

9.	Commitments and Contingencies

Leases

As a result of the PLI spinoff on December 31, 2020, the Company entered into a sublease agreement with PLI for approximately 40,000 square feet currently occupied in the PLI facility. The sublease agreement is for one year with an option to renew for an additional year. The monthly payment is $80,000 and total remaining payment obligations at September 30, 2021 and December 31, 2020 are $0.2 million and $1.0 million, respectively.

In March 2021, the Company executed a non-cancellable lease agreement for office and laboratory space in San Diego, California. The lease has an initial term of ten years, following the commencement date with an option to extend the lease for an additional five-year term. The lease provides for initial monthly rental payments of approximately $0.2 million with rent escalation and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company is entitled to up to $6.3 million of tenant improvement allowance, of which the Company received $0.9 million as of September 30, 2021.

In October 2021, the Company executed an amendment to the lease agreement to expand the leased premises.  The amended lease extends the initial term of the original lease to 127 months following the commencement date of the expansion premises, with an option to extend the lease term for an additional five-year term.  The amended lease provides for initial monthly rental payments for the expansion premises of an additional approximately $0.2 million with rent escalation and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company is entitled to up to an additional $6.3 million of tenant improvement allowance for the expansion premises.

At September 30, 2021, as the Company had not taken control of the space and the lease term had not yet commenced, no operating lease right-of-use assets or operating lease liabilities for the space has been recorded. The Company expects the lease to commence in 2022.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breech of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At September 30, 2021, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its condensed consolidated financial statements as of September 30, 2021.

10.	Related Party Transactions

As discussed in Note 5, in September 2017, the Company entered into the Cedars-Sinai Agreement. As consideration for the license rights, the Company issued (i) 257,500 common stock shares at par value of $0.0001 per share, and (ii) 335,000 unvested restricted common stock shares at par value of $0.0001 per share. The parties also entered into additional license agreements as well as research agreements, under which the parties can provide research services to each other at pricing specified in the individual statements of work. During the three and nine months ended September 30, 2021 and 2020, no services were provided under the research agreements.

During the three and nine months ended September 30, 2021, the Company incurred compensation related expenses for one employee who is an immediate family member of a former member of the Company’s board of directors. These expenses totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, which is included in in research and development expenses in the accompanying condensed consolidated statement of operations. During the three and nine months ended September 30, 2020, the Company incurred compensation related expenses for two employees, each of whom is an immediate family member of a different former member of the Company’s board of directors. These expenses totaled $0.1 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, of which $0.2 million and $0.2 million are included in general and administrative expenses in the accompanying condensed consolidated statement of operations and $0.1 million and $0.4 million are included in research and development expenses, respectively.

As of December 31, 2020, the Company has a $5.7 million liability recorded within Amounts due to Nestlé, current—related party in the condensed consolidated balance sheet. As disclosed in Notes 6 and 8, this amount relates to deferred consideration for the acquisition of PLI and was satisfied with the issuance of 7,219,560 shares of Series D-2 convertible preferred stock in January 2021.

The Company has an ongoing collaboration with Regents of the University of California, where a former member of its board of directors is employed. During the three and nine months ended September 30, 2021, the Company incurred $0.1 million and $0.3 million, respectively, in expense related to this collaboration that was recorded in research and development expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company incurred $0.1 million and $0.2 million, respectively, in expense related to this collaboration that was recorded in Loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

As a result of the PLI spinoff on December 31, 2020, the Company entered into a transition services agreement under which it assumed a $1.1 million liability related to the payout of PLI employee bonuses for the year ended December 31, 2020. This amount is included in the amount payable to PLI in the accompanying condensed consolidated balance sheets. Additionally, pursuant to this agreement, the Company is providing PLI certain transitional services, including general and administrative, finance and clinical operations support, and PLI is providing the Company with certain transitional services, including providing for the use of facilities under a sublease, in each case for specified monthly service fees. The initial term of the agreement is for one year, subject to earlier termination and extension thereafter. During the three and nine months ended September 30, 2021, the Company paid PLI $0.5 million and $2.7 million, respectively, in accordance with the terms of this agreement.
11.	401(K) Plan

Effective January 1, 2018, the Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Company contributions made during the three months ended September 30, 2021 and 2020 were $0.1 million and $0, respectively.  Company contributions made during the nine months ended September 30, 2021 and 2020 were $0.2 million and $46,000, respectively.
12.	COVID-19 Pandemic

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.

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

Our lead product candidate, PRA023, is an IgG1 humanized mAb that has been shown to block TL1A, a target associated with both intestinal inflammation and fibrosis that was clinically validated in a third-party Phase 2a clinical trial in ulcerative colitis (UC). PRA023 has the potential to substantially improve outcomes for moderate-to-severe IBD patients predisposed to increased TL1A expression. We are developing PRA023 for the treatment of UC and Crohn’s disease (CD). In June 2021, we completed the dosing phase of the Phase 1a clinical trial of PRA023, a single center, double-blind, placebo-controlled study to determine the safety, tolerability, pharmacokinetics, and pharmacodynamics of PRA023 in normal healthy volunteers. Topline results from the Phase 1a trial of PRA023 are expected in the fourth quarter of 2021. In July 2021, we initiated a Phase 2 randomized placebo-controlled clinical trial of PRA023 in patients with moderate-to-severe UC (ARTEMIS-UC) and an open-label Phase 2a clinical trial in patients with moderate-to-severe CD (APOLLO-CD), with topline results from both of these clinical trials expected in the fourth quarter of 2022.

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

We have incurred operating losses in each year since inception. Our net losses, including those generated from PLI, were $37.1 million and $29.7 million for the years ended December 31, 2020 and 2019, respectively, and $27.3 million and $60.3 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $159.4 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, develop and validate companion diagnostics, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any services and collaboration revenue.

From inception and to the date of our initial public offering (IPO) in March 2021, we had raised a total of $175.6 million to fund our operations from gross proceeds from the sale and issuance of convertible preferred stock and $7.5 million from proceeds under our loan and security agreement (Loan Agreement) with Oxford Finance LLC and its affiliates (Oxford). In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received net of approximately $199.8 million. In July 2021, we voluntarily prepaid the aggregate outstanding principal balance of the Oxford Loan of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, accrued interest, and final payment due under the terms of the Loan Agreement and Oxford released all liens against our assets and terminated our other applicable obligations. As of September 30, 2021, we had cash and cash equivalents of $279.1 million.

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

COVID-19

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, restricting business functions outside of one’s home, and implementing vaccination requirements. While it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, particularly as we advance our product candidates to clinical development, the continued spread of COVID-19 and the measures taken by the governmental authorities could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak could also potentially affect the business of the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or other regulatory authorities, which could result in delays in meetings related to our ongoing and planned clinical trials. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the virus and the actions to contain its impact.

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

Our Collaboration with Takeda

In March 2019, we entered into a companion diagnostics development and collaboration agreement (the Takeda Agreement) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (Takeda). Pursuant to this agreement, we agreed to develop a companion diagnostic product for certain drug targets selected by Takeda and Takeda agreed to develop and commercialize any therapeutic clinical candidate that it develops directed against any selected drug targets for the treatment of IBD (Takeda Drugs). The Company is eligible to receive, for any targets selected by Takeda, certain contingent development and regulatory milestone payments, commercial milestone payments, sales milestone payments, and low-single digit percentage royalties on net sales of all Takeda Drugs, subject to the terms and conditions set forth in the Takeda Agreement.

Our Collaboration with Dr. Falk Pharma

In July 2020, we entered into a co-development and manufacturing agreement (the Falk Agreement) with Dr. Falk Pharma GmbH (Falk), pursuant to which we will co-develop and commercialize, exclusively in our respective territories, therapeutic product candidates targeting members of the TNF super family for the treatment of UC and CD under our PR600 development program. We are responsible for regulatory approvals and commercialization of any products in the United States and the rest of the world, other than the Falk territory. Falk is responsible for regulatory approvals and commercialization of any products in the European Union,

United Kingdom, Switzerland, the countries of the European Economic Area (excluding Malta and the Republic of Cyprus), Australia and New Zealand (Falk territory). Under the Falk Agreement, Falk agreed to fund 25% of our third-party development costs. In June 2021, we received a $10.0 million milestone payment from Falk upon our selection of a clinical candidate for our PR600 program and we remain eligible to receive an additional pre-clinical development milestone payment of $5.0 million, subject to the terms of the Falk Agreement. In addition, Falk is obligated to pay a mid-single digit to low-double digit royalty on net sales of all products incorporating antibodies covered by the agreement in the Falk territory and we agreed to pay Falk a low-single digit royalty on net sales of such products in our territory, subject to the terms and conditions set forth in the Falk Agreement.

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

Operating Expenses

Research and Development

Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts, the preclinical and clinical development of our product candidates and the development and validation of our companion diagnostics. Our research and development expenses include:

•	external costs, including expenses incurred under arrangements with third parties, such as CROs, contract manufacturers, consultants and our scientific advisors; and
•	internal costs, including:
•	employee-related expenses, including salaries, benefits, and stock-based compensation; the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
•	facilities, information technology and depreciation, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of equipment.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PRA023	$11,366	$3,927	$27,153	$12,081
PR600	3,105	481	6,309	826
Other preclinical programs	3,080	244	5,401	933
Total research and development	$17,551	$4,652	$38,863	$13,840

We expect our research and development expenses to increase for the foreseeable future as we continue to progress our Phase 2 clinical trials of PRA023 globally, advance PR600 into IND-enabling studies, develop companion diagnostics, and continue to advance several preclinical research and development programs. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

Loss on early extinguishment of debt

Loss on early extinguishment of debt consists of the unamortized debt issuance costs, prepayment penalty and final payment due under the terms of the Loan Agreement.

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

Loss From Discontinued Operations

On December 31, 2020, we completed the spinoff of PLI by making an in-kind distribution of 100% of our interest in PLI to our stockholders of record on December 30, 2020. The results of PLI have been classified as discontinued operations for the three and nine months ended September 30, 2020.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Collaboration revenue	$1,006	$359	$647
Operating expenses:
Research and development	17,551	4,652	12,899
General and administrative	10,248	3,173	7,075
Total operating expenses	27,799	7,825	19,974
Loss from operations	(26,793)	(7,466)	(19,327)
Other income (expense), net:
Interest income	27	3	24
Interest expense	(13)	(364)	351
Loss on early extinguishment of debt	(554)	—	(554)
Change in fair value of preferred stock warrant liability	—	1	(1)
Total other income (expense), net	(540)	(360)	(180)
Loss from continuing operations	(27,333)	(7,826)	(19,507)
Income (Loss) from discontinued operations	—	879	(879)
Net loss	$(27,333)	$(6,947)	$(20,386)

Revenue

Revenue was $1.0 million for the three months ended September 30, 2021 compared to $0.4 million for the three months ended September 30, 2020 due to additional revenue generated from the Falk Agreement.

Research and Development Expenses

Research and development expenses were $17.6 million for the three months ended September 30, 2021 compared to $4.7 million for the three months ended September 30, 2020. The increase of $12.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by a $4.7 million increase in expenses related to our Phase 1a clinical trial of PRA023 and the initiation of our global Phase 2 clinical trials of PRA023, a $3.9 million increase in expense related to our contract manufacturing activities to support our clinical trials, a $1.9 million increase in expenses related to personnel costs due to increased headcount to support increased development activities, with the remainder due to increases in expenses related to research and development expenses for our other pre-clinical development programs.

General and Administrative Expenses

General and administrative expenses were $10.2 million for the three months ended September 30, 2021 compared to $3.2 million for the three months ended September 30, 2020. The increase of $7.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by $5.6 million increase in stock compensation expense, out of which $4.6 million related to equity awards modification in connection with the passing of the Company’s former Chairman of the board of directors, with the remainder due to an increase in expenses related to operating as a public company.

Other Income (Expense), Net

Interest expense

Interest expense was $0.0 million for the three months ended September 30, 2021 compared to interest expense of $0.4 million for the three months ended September 30, 2020. The decrease of $0.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily related to reduction of non-cash interest expense incurred in connection with the deferred purchase price of PLI that was settled through conversion into Series D-2 preferred stock in January 2021 as well as the payoff of debt under the Loan Agreement in the third quarter of 2021.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $0.6 million consists of the unamortized debt issuance costs, prepayment penalty and final payment due under the terms of the Loan Agreement.

Loss from discontinued operations

For the three months ended September 30, 2020, revenue from PLI totaled $9.6 million and operating expenses totaled $8.7 million.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Collaboration revenue	$2,092	$766	$1,326
Operating expenses:
Research and development	38,863	13,840	25,023
General and administrative	21,088	7,370	13,718
Total operating expenses	59,951	21,210	38,741
Loss from operations	(57,859)	(20,444)	(37,415)
Other income (expense), net:
Interest income	82	8	74
Interest expense	(861)	(1,493)	632
Loss on early extinguishment of debt	(554)	—	(554)
Change in fair value of preferred stock purchase right liability	(980)	—	(980)
Change in fair value of preferred stock warrant liability	(105)	(2)	(103)
Total other income (expense), net	(2,418)	(1,487)	(931)
Loss from continuing operations	(60,277)	(21,931)	(38,346)
Loss from discontinued operations	—	(6,584)	6,584
Net loss	$(60,277)	$(28,515)	$(31,762)

Revenue

Revenue was $2.1 million for the nine months ended September 30, 2021 compared to $0.8 million for the nine months ended September 30, 2020 due to additional revenue generated from the Falk Agreement.

Research and Development Expenses

Research and development expenses were $38.9 million for the nine months ended September 30, 2021 compared to $13.8 million for the nine months ended September 30, 2020. The increase of $25.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by a $11.5 million increase in expenses related to our Phase 1a clinical trial of PRA023 and the initiation of our global Phase 2 clinical trials of PRA023, a $3.3 million increase in expense related to our contract manufacturing activities to support our clinical trials, a $3.7 million increase in expenses related to personnel costs due to increased headcount to support increased development activities, with the remainder due to increases in expenses related to research and development expenses for our other preclinical development programs.

General and Administrative Expenses

General and administrative expenses were $21.1 million for the nine months ended September 30, 2021 compared to $7.4 million for the nine months ended September 30, 2020. The increase of $13.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by $6.9 million increase in stock compensation expense, out of which $4.6 million related to the equity awards modification in connection with the passing of our former Chairman of the board of directors, $2.2 million increase in expenses related to personnel costs due to expansion of our executive team, with the remainder due to increases in expenses related to operating as a public company, including one-time transaction costs indirectly related to our IPO of $1.8 million.

Other Income (Expense), Net

Interest expense

Interest expense was $0.9 million for the nine months ended September 30, 2021 compared to interest expense of $1.5 million for the nine months ended September 30, 2020. The decrease of $0.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily related to reduction of non-cash interest expense incurred in connection with the deferred purchase price of PLI that was settled through conversion into Series D-2 preferred stock in January 2021 as well as the payoff of debt under the Loan Agreement in the third quarter of 2021.

Loss on extinguishment of debt

Loss on early extinguishment of debt of $0.6 million consists of the unamortized debt issuance costs, prepayment penalty, and final payment due under the terms of the Loan Agreement.

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

Loss from discontinued operations

For the for the nine months ended September 30, 2020, revenue from PLI totaled $27.5 million and operating expenses totaled $34.1 million.

Liquidity and Capital Resources

Sources of Liquidity

From our inception and to the date of our IPO, we received aggregate gross proceeds of $175.6 million from the sale of convertible preferred stock, $7.5 million from borrowings under our Loan Agreement with Oxford and $8.2 million from amounts received under the Takeda and Falk Agreements. In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $218.5 million, which resulted in net proceeds to us of approximately $199.8 million, after deducting underwriting discounts and commissions of approximately $15.3 million and offering-

related transaction costs of approximately $3.4 million.  As of September 30, 2021, we had cash and cash equivalents of $279.1 million.

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

The Loan Agreement was collateralized by substantially all of our assets, excluding intellectual property, which was subject to a negative pledge. The Loan Agreement contained customary affirmative and negative covenants and events of default applicable to us. The affirmative covenants included, among others, covenants requiring us to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage and protect material intellectual property. The negative covenants included, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions.

In July 2021, we voluntarily prepaid the aggregate outstanding principal balance of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, final payment, and accrued interest due under the terms of the Loan Agreement, and the Loan Agreement was terminated in accordance with its terms. All liens and security interests securing the Oxford Loan were released upon termination.

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

Future Capital Requirements

As of September 30, 2021, we had cash and cash equivalents in the amount of $279.1 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 24 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in)
Operating activities from continuing operations	$(41,328)	$(21,511)
Operating activities from discontinued operations	—	(1,190)
Investing activities from continuing operations	(946)	(225)
Investing activities from discontinued operations	—	(1,485)
Financing activities	267,189	34,371
Net increase in cash and cash equivalents	$224,915	$9,960

Operating Activities

Cash used by operating activities from continuing operations was $41.3 million during the nine months ended September 30, 2021 as compared to cash used in operating activities of $21.5 million during the nine months ended September 30, 2020. The increase of $19.8 million was primarily the result of the increase in net loss between the two periods of $38.3 million offset by increases in operating assets and liabilities of $8.9 million, stock compensation expense of $8.4 million, change in fair value of preferred stock purchase right liability of $1.0 million and loss on early extinguishment of debt of $0.6 million.

Investing Activities

Including the operations of PLI, net cash used by investing activities was $0.9 million during the nine months ended September 30, 2021 as compared to net cash used in investing activities of $1.7 million during the nine months ended September 30, 2020, due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $267.2 million during the nine months ended September 30, 2021 as compared to $34.4 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received proceeds of $201.2 million from the sale of our common stock in our IPO, net of issuance costs, paid during the period and proceeds of $73.7 million from the sale of shares of our Series D-2 convertible preferred stock, net of issuance costs offset by $8.0 million in repayment of debt and $17.3 million in financing costs. During the nine months ended September 30, 2020, we received $28.0 million from the issuance of our Series C convertible preferred stock, net of issuance costs, and $7.3 million from proceeds under the Loan Agreement with Oxford offset by $1.0 million in financing costs related to our IPO.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2021, other than the two items discussed below, there have been no material changes outside of the ordinary course of business in the composition of these contractual obligations or commitments as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in the Prospectus.

In March 2021, we executed a non-cancellable lease agreement for office and laboratory space in San Diego, California. The lease has an initial term of ten years, following the commencement date with an option to extend the lease for an additional five-year term. The lease provides for initial monthly rental payments of approximately $0.2 million with rent escalation and we are also responsible for certain operating expenses and taxes throughout the lease term. In October 2021, we executed an amendment to the lease agreement, which allows for the occupancy of additional floor. The amended lease extends the initial term of the original lease to 127 months following the commencement date of the expansion premises, with an option to extend the lease term for an additional five-year term. The amended lease provides for initial monthly rental payments for the expansion premises of an additional approximately $0.2 million with rent escalation and we are also responsible for certain operating expenses and taxes throughout the lease term. We currently expect the lease to commence in 2022 (see Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report). The table included in the Prospectus as of December 31, 2020 does not include amounts for the payment obligations entered into in connection with this lease agreement.

In July 2021, we voluntarily prepaid the aggregate outstanding principal balance of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, final payment and accrued interest due under the terms of the Loan Agreement, and the Loan Agreement was terminated in accordance with its terms. All liens and security interests securing the Oxford Loan were released upon termination.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Remediation of Previously Identified Material Weakness in Internal Control over Financial Reporting

The material weakness in our internal controls over financial reporting related to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures in the revenue cycle that existed as a result of our limited number of accounting personnel. This resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements might not be prevented or detected on a timely basis. To remediate the deficiencies described above and prevent similar deficiencies in the future, we took steps to address the material weakness through our remediation plan, which included the hiring of additional personnel and the engagement of external advisors to provide financial accounting assistance. We hired additional personnel to remediate the segregation of duties deficiencies in our financial closing and reporting process and engaged external advisors to assist management in the evaluation, documentation and testing of the design, implementation, and operating effectiveness of our internal controls.

We completed our testing of the operating effectiveness of controls designed and implemented to remediate the previously disclosed material weakness and found them to be effective. As a result, we have concluded the material weakness has been remediated as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than in connection with our remediation plan of the material weakness described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2021, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

Issuer Repurchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	3/17/2021	3.1

3.2	Amended and Restated Bylaws	8-K	3/17/2021	3.2

4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	3/8/21	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated October 30, 2020, by and among the Registrant and certain of its stockholders	S-1	2/19/21	4.2

4.3	Warrant issued to Oxford Finance LLC, dated January 24, 2020	S-1	2/19/21	4.3

10.1	Amended and Restated Exclusive License Agreement, dated August 6, 2021, by and between Cedars-Sinai Medical Center and the Registrant	10-Q	8/11/21	10.1

10.2	First Amendment to Lease Agreement, by and between SNH Medical Office Properties Trust and the Registrant, dated October 29, 2021				X

31.1	Certification of Chief Executive Officer of Prometheus Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Prometheus Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PROMETHEUS BIOSCIENCES, INC.

Date:	November 12, 2021	By:	/s/ Mark C. McKenna
Mark C. McKenna
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)