Form 10-K
period 2021-12-31
Prometheus Biosciences, Inc.
filed 2022-03-09
CIK 1718852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40187

PROMETHEUS BIOSCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	81-4282653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9410 Carroll Park Drive San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 684-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RXDX	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $738.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $24.56 per share.

As of March 1, 2022, the registrant had 39,073,802 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PROMETHEUS BIOSCIENCES, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2021

i

PART I

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, our plans to use our Prometheus360 product platform to expand our pipeline of product candidates and develop marketable products, the anticipated timing and costs of our development of companion diagnostics, the potential benefits from our collaboration arrangements with third parties and our plans to enter into additional arrangements, the timing and likelihood of regulatory filings and approvals for our product candidates and companion diagnostics, our ability to commercialize our product candidates, if approved, the impact of COVID-19 on our business, the pricing and reimbursement of our product candidates, if approved, and testing products, the potential to develop future product candidates, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions, including, without limitation, the risk factors described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

This Annual Report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

We maintain a website at www.prometheusbiosciences.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (SEC) are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC

Item 1. Business.

Overview

We are a clinical-stage biotechnology company pioneering a precision medicine approach to the discovery, development, and commercialization of novel therapeutic and companion diagnostic products for the treatment of immune-mediated diseases, starting first with inflammatory bowel disease (IBD). We leverage our proprietary precision medicine platform, Prometheus360™, which includes one of the world’s largest gastrointestinal (GI) bioinformatics database and sample biobank, to identify novel therapeutic targets and develop therapeutic candidates to engage those targets. In parallel, we are developing companion diagnostic tests designed to identify patients more likely to respond to our therapeutic candidates. We have generated a robust pipeline of therapeutic development programs for the treatment of immune-mediated diseases.

Our lead product candidate, PRA023, is a humanized IgG1 monoclonal antibody (mAb) that has been shown to block tumor necrosis factor (TNF)-like ligand 1A (TL1A), a target associated with both intestinal inflammation and fibrosis that was clinically validated in Pfizer’s Phase 2a clinical trial in ulcerative colitis (UC). PRA023 has the potential to substantially improve outcomes for moderate-to-severe IBD patients, especially those predisposed to increased TL1A expression.

In 2021, we completed our Phase 1 clinical trial of PRA023 in normal healthy volunteers and advanced PRA023 into a Phase 2 randomized placebo-controlled clinical trial in patients with moderate-to-severe UC and an open-label Phase 2a clinical trial in patients with moderate-to-severe Crohn’s disease (CD), each utilizing our genetics-based companion diagnostic candidate designed to classify patients who are predisposed to increased expression of TL1A and therefore potentially more likely to respond to PRA023. We are currently enrolling patients in these clinical trials of PRA023 for UC and CD and expect to provide topline results from both of these clinical trials in the fourth quarter of 2022.

PRA023’s dual mechanism of action, targeting both inflammation and fibrosis, provides strong support for investigating the potential applicability of TL1A modification in areas outside IBD including indications in dermatology, pulmonary or hepatobiliary disease. In December 2021, we announced our plans to expand our pipeline beyond IBD into other immune-mediated diseases and plan to initiate a Phase 2 clinical trial for PRA023 in Systemic Sclerosis-associated Interstitial Lung Disease (SSc-ILD) by the end of the first quarter of 2022. In January 2022, the U.S. Food and Drug Administration (FDA) granted fast track designation for PRA023 for the treatment of SSc-ILD. We will continue to explore additional potential indications for PRA023.

Inflammatory Bowel Disease

IBD is a complex disease with many contributing factors, including genetic, environmental and immunologic. UC and CD are two of the most common forms of IBD. Both UC and CD are chronic, relapsing, remitting, inflammatory conditions of the GI tract that begin most commonly during adolescence and young adulthood. UC involves the innermost lining of the large intestine, and symptoms include abdominal pain and diarrhea, frequently with blood and mucus. CD can affect the entire thickness of the bowel wall and all parts of the GI tract from mouth to anus. CD symptoms include abdominal pain, diarrhea, and other more systemic symptoms such as weight loss, nutritional deficiencies, and fever.

Current therapies used for the treatment of UC and CD apply a one-size-fits-all approach without regard to biologic variations amongst patients, and substantial unmet need remains. The current standard of care for the treatment of patients with moderate-to-severe IBD is typically anti-inflammatory agents; however, none of these therapies address fibrosis, or scarring, in IBD. The majority of IBD patients do not respond to first-line anti-TNF agents. Since the approval of the first anti-TNF agent for the treatment of CD in 1998, the availability of JAK inhibitors and newer biological agents, including anti-integrin and anti-IL12/23, has improved the care of moderate-to-severe IBD (JAK inhibitors in UC only). However, these subsequently approved therapies have generally failed to demonstrate a clinical remission effect size of more than 15% relative to placebo. Moreover, among those patients who do respond to therapy, up to 45% will lose response over time. Likewise, therapies under development have not demonstrated improved remission rates over previously approved therapies. In addition, in late 2021, the FDA issued a black box warning to the JAK drug class with indication for the treatment of arthritis and other inflammatory conditions, based on an increased risk of serious heart-related events such as heart attack or stroke, cancer, blood clots, and death.

IBD is estimated to affect over 2,000,000 people in the United States and over 5,000,000 people globally. The IBD market was approximately $12.5 billion in the United States and $18.4 billion globally in 2019 and is expected to grow to approximately $14.2 billion in the United States and $21.4 billion globally by 2024. Based in part on patient cohort data for our companion diagnostic product candidate, we estimate this product candidate will identify an increased level of TLIA expression in over 30% of IBD patients. The IBD market is highly concentrated, with four therapeutic products accounting for 75% of global revenues.

Our Precision Medicine Approach

Precision medicine involves the discovery and development of therapies that integrate clinical and molecular information based on the biological basis of disease to improve clinical decision-making and patient outcomes. We are pioneering the application of precision medicine in IBD and other immune-mediated diseases because we believe that by leveraging Prometheus360 we can identify novel therapeutic targets impacting the underlying pathways involved in IBD and the patient subgroups that will be responsive to a particular therapy and then explore the utility of these therapies in other immune-mediated diseases where the same pathways are implicated.

We believe we have the potential to transform the entire IBD pharmaceutical value chain from discovery to commercialization with our precision medicine approach. Our Prometheus360 platform includes our extensive clinical database and associated biobank, which is one of the world’s largest collections of biospecimens from patients suffering from IBD and other GI disorders. This database and biobank, which we exclusively license from Cedars-Sinai Medical Center (Cedars-Sinai), includes more than 200,000 samples linked to extensive clinical data from over 20,000 patients collected over more than 20 years. This, in combination with our state-of-the-art machine-learning methodologies, make Prometheus360 a discovery engine for novel precision therapeutics and companion diagnostics.

IBD clinical development programs can take up to seven to ten years to complete and physicians are often challenged with the task of enrolling patients from a limited pool of qualified candidates into a large number of trials with undifferentiated mechanisms of action. By using companion diagnostics to target a specific subset of the IBD population, we expect to reduce overall development time and cost through smaller trials and faster enrollment rates. We believe our precision medicine approach will result in a greater likelihood of identifying and developing the right drug for the right patient, help to maximize patient and trial outcomes, improve label claims, accelerate adoption of targeted therapeutics for addressable patients and provide attractive treatment options from a cost-benefit perspective for payors.

Our Portfolio

We have a robust pipeline of clinical-stage product candidates and other preclinical therapeutic development programs to address several clinical IBD patient subpopulations and plan to develop a companion diagnostic for each program. The following table summarizes our key current internal and partnered programs.

PRA023 Overview—anti-TL1A mAb

Our lead product candidate, PRA023, is a humanized IgG1 mAb that has been shown to bind and neutralize both the active trimeric form and inactive monomeric form of TL1A. Third-party antibody programs against this target have been shown to reduce both intestinal inflammation and fibrosis in preclinical studies. The TL1A target has been clinically validated in that Pfizer’s Phase 2a 14-week open-label study in patients with moderate-to-severe UC observed a high proportion of patients (38%) achieving endoscopic improvement and 24% of patients achieved clinical remission. PRA023 binds both soluble and membrane-associated human TL1A with high affinity and specificity and has the potential to substantially improve outcomes for moderate-to-severe IBD patients predisposed to increased TL1A expression.

We are developing PRA023 for the treatment of UC, CD and SSc-ILD. In 2021, we completed the dosing and follow-up phase of a Phase 1 trial in normal healthy volunteers and initiated a Phase 2 randomized placebo-controlled clinical trial of PRA023 in patients with moderate-to-severe UC and an open-label Phase 2a clinical trial in patients with moderate-to-severe CD, each utilizing a genetic-based companion diagnostic candidate designed to classify patients who are predisposed to increased expression of TL1A. We plan to initiate a Phase 2 clinical trial for PRA023 in SSc-ILD in the first quarter of 2022, which will also assess the performance of our companion diagnostic.

PR600 Overview—anti-TNF Super Family Member mAb

Our PR600 program targets a member of the TNF super family implicated in the function of memory T cells and T follicular helper cells in immune-mediated diseases. This target, expressed by immune cells, drives downstream biological pathways distinct from those activated by TNF or TL1A. It has been shown that blocking this target inhibits disease in multiple IBD animal models. We believe that a therapeutic developed against this target has the potential to impede both the reactivation and propagation of the pathogenic immune response in IBD and potentially other immune-mediated diseases. We have identified multiple genetic variants linked to patient subpopulations with a complicated course of disease. We have conducted functional genetic studies in patient samples and have identified genetic variations associated with an increase in target expressing immune cells in CD peripheral blood and an increased capacity to produce inflammatory cytokines. We intend to leverage Prometheus360 in combination with functional assays to identify patients with these genetic variants.

In 2020, we entered into a co-development and manufacturing agreement (the Falk Agreement) with Dr. Falk Pharma GmbH (Falk) for our PR600 program, in order to leverage Falk’s experience in GI drug development and commercialization in Europe. Under this agreement, we granted to Falk exclusive commercialization rights in Europe, Australia and New Zealand for PR600 and its companion diagnostic, while we retained commercialization rights in the United States and the rest of the world. In 2021, we earned both preclinical milestone payments from Falk related to our selection of a clinical candidate and our development of a companion diagnostic test for the PR600 program. We expect to submit an IND for our PR600 therapeutic candidate in the third quarter of 2022.

PR300 Overview—GPCR Modulator Small Molecule

Our PR300 program targets an orphan G-protein coupled receptor (GPCR) expressed predominantly in the GI tract that we believe has important functions underlying intestinal epithelial integrity and innate immune cell function. We have identified a coding single nucleotide polymorphism (SNP) in the gene of this target that represents a strong genetic association with IBD and potentially other immune-mediated diseases.

PR1100 Overview—Anti-cytokine receptor mAb

Our PR1100 program targets the receptor for a pro-inflammatory cytokine that has been linked to multiple immune-mediated diseases. In particular, the pathway modulated by our target has been associated, both functionally, and genetically with IBD, highlighting a possible role in the pathogenesis of this disease. We have identified SNPs in the gene locus of this target that are associated with IBD and potentially other immune-mediated diseases.

PR1800 Overview—anti-Chemokine mAb

Our PR1800 program targets a chemo-attractant factor which contributes to the local accumulation of a defined inflammatory effector cell population in the GI tract. Factors secreted by these effector cells are believed to deteriorate the structure and protective functions of the intestinal mucosal barrier. We have identified SNPs in the gene locus of this target that are associated with IBD and potentially other immune-mediated diseases.

PR2100 Overview—anti-Inflammatory Cytokine mAb

Our PR2100 program targets a cytokine implicated in a range of inflammatory and fibrotic diseases. In IBD specifically, this cytokine has been implicated to contribute to non-response to anti-TNF therapies. We have identified SNPs in the gene locus of this target that are associated with IBD and potentially other immune-mediated diseases.

Other Development Programs

We continue to evaluate numerous other drug targets identified through Prometheus360 for therapeutic utility for potential drug discovery development. In addition, we have a strategic collaboration with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (Takeda), relating to our development a companion diagnostic for one or more therapeutic candidates developed by Takeda for the treatment of UC and CD.

Our Strategy

Our goal is to revolutionize the treatment of IBD and other immune-mediated diseases with a precision medicine approach for patients with significant unmet medical needs. The key elements of our strategy to achieve this goal are:

•

Maximize the value of our Prometheus360 precision medicine platform. Prometheus360 serves as our target, drug and companion diagnostic discovery and development engine. We have generated a robust pipeline of therapeutic development programs for the treatment of IBD in a capital and time efficient manner and plan to design and develop companion diagnostics to pair with each therapeutic candidate. We intend to expand into other immune-mediated diseases beyond IBD as warranted by the mechanism of action of the target.

•

Advance PRA023 through clinical trials in UC and CD and utilize our companion diagnostic to identify patients expected to benefit from treatment. PRA023 targets the TL1A pathway and has the potential to significantly improve the quality of life of patients suffering from IBD by targeting both inflammation and fibrosis. We expect to be able to identify patients who may specifically benefit from PRA023 by developing our TL1A companion diagnostic candidate in parallel with our therapeutic program. After observing favorable safety and tolerability results in the Phase 1 trial, in July 2021 we initiated a Phase 2 randomized placebo-controlled clinical trial in patients with moderate-to-severe UC and an open-label Phase 2a clinical trial in patients with moderate-to-severe CD. Both trials are currently enrolling patients.

•

Explore additional indications for PRA023 starting with SSC-ILD. In December 2021, we announced our plans to initiate a Phase 2 randomized placebo-controlled clinical trial in patients suffering from SSc-ILD. Because PRA023 targets both inflammation and fibrosis, additional indications in dermatology, pulmonary or hepatobiliary disease, for example, may also benefit from therapeutic modulation of TL1A. We plan to continue to investigate the use of PRA023 in additional indications outside of IBD and SSc-ILD to fully explore its potential.

• •

Advance our pipeline programs, including PR600, into and through the clinic. We have a robust pipeline of additional programs for the treatment of immune-mediated diseases, including PR600, which we believe can address additional unmet medical need. By utilizing Prometheus360, we are developing a companion diagnostic for PR600 which we believe will enable us to classify subsets of IBD patients who will differentially benefit from PR600. We intend to submit an IND for the PR600 program in the third quarter of 2022 and progress other pre-clinical programs towards the clinic.

Utilize Enroll360 to help accelerate companion diagnostic driven clinical trials for PRA023 and other programs. We are building a global network of trial-ready sites where over 5,000 patients will be molecularly profiled and clinically characterized to determine their eligibility for our future biomarker-guided clinical trials including those for PRA023. Enroll360 is designed to accelerate our development timelines by improving the efficiency of patient identification and increasing the rate of enrollment for our biomarker-guided clinical trials.

Limitations of Current IBD Drug Development

Despite the increasing global burden of IBD, the lack of evolution and innovation in drug development has left many patients with suboptimal responses to existing therapies. While there are many programs and mechanisms of action in development for IBD, nearly all are primarily focused on inflammation, and multiple programs are pursuing the same well-established targets and pathways. The quantitative efficacy of approved treatments and therapies in development has remained stagnant since the approval of the first anti-TNF antibody for use in IBD. Given the large number of therapies in clinical development and the undifferentiated landscape, there is intense competition for the limited pool of patients eligible for clinical trials, leading to very slow recruitment. As a consequence of the slow recruitment rate and the large studies required due to small treatment effect, clinical development in IBD has become costly and slow. We believe our ability to select patients with a higher probability of response to a specific therapy will enable smaller, faster, and less costly studies and allow for targeted recruitment in this crowded IBD development landscape.

Given the heterogeneous nature of IBD, there is a growing need for the development of predictive biomarkers and companion diagnostics that can be used to identify those patients more likely to benefit from a specific therapeutic. Although there are product candidates with predictive biomarkers in development for IBD, there is no therapy approved with a companion diagnostic that predicts whether an IBD patient will respond to a specific therapeutic.

Attempts to identify new, targeted therapeutics for IBD through the use of publicly available clinical datasets have been hampered by the significant challenges associated with generating high-volume and high-quality data in a standardized manner from these datasets. Furthermore, while post-hoc analysis of clinical trial data can be helpful to retrospectively understand patient responses to particular therapeutics, the ability to use these data for understanding pathway pathogenesis in IBD or target discovery for IBD is limited.

Our Prometheus360TM Precision Medicine Platform

We deploy the following three main components of Prometheus360 to stratify the overall, heterogeneous IBD patient population into biologically homogeneous subgroups: (1) our comprehensive clinical data; (2) our large collection of biospecimens; and (3) our advanced data analytics capabilities. We believe this allows us to identify novel drug targets which can be used to develop product candidates designed to be effective in the specific IBD patient subpopulations we have identified as well in other immune-mediated diseases where the same pathway is implicated.

Prometheus360 includes our extensive clinical database and associated biobank, which is one of the world’s largest collections of biospecimens from patients suffering from IBD and other GI disorders. This database and biobank, which we exclusively license from Cedars-Sinai, includes more than 200,000 samples linked to extensive clinical data from over 20,000 patients collected and curated over more than 20 years. Clinical data sources included in Prometheus360 include electronic medical records, imaging data, clinical chemistry, pathology records and serologies. As such, clinical history, response to therapies and longitudinal data are available to us for analysis. In addition to clinical data, we have access to relevant, well-annotated patient samples for translational validation of therapeutic targets to help guide therapeutic development. Stored biorepository patient samples available to us include tissue biopsies (either from endoscopy or from surgery), serum/plasma, DNA, RNA, peripheral blood mononuclear cells (PBMC), lamina propria mononuclear cells (LPMC), immortalized patient-derived B cells, stool and mesenteric adipose tissue. For many patients, we have multiple types of samples collected over multiple years. Samples from Prometheus360 are routinely interrogated by deep molecular profiling including SNP genotyping, whole exome sequencing, RNA sequencing, immunohistochemistry, metabolomics and microbiomics. In addition to this large, well-annotated IBD cohort of data and biosamples, Prometheus360 also contains samples derived from independent cohorts and samples, such as samples collected from healthy relatives of patients, which we believe gives us a competitive advantage in the discovery and development of our novel drug targets, therapeutic candidates, and companion diagnostics.

Prometheus360 relies on advanced datamining and bio-analytical capabilities that we employ to uncover insights about immunological pathways that drive IBD and other immune-mediated diseases, while providing a holistic view of the biology surrounding potential targets. We apply machine-learning algorithms to our clinical data and molecular profiling data to reveal disease-related trends, patterns and associations that are more reflective of what happens at a molecular level in complex immune-mediated diseases. Unlike traditionally employed strategies such as relying on genome-wide association studies (GWAS) alone, our bioinformatics approach allows us to discover and examine the joint effects of multiple genetic variants working in concert in key inflammatory pathways that contribute to the development and progression of IBD and other immune-mediated diseases. As a consequence, our approach allows us to create complex algorithm-based and proprietary companion diagnostic products that we use to identify patients likely to benefit from our product candidates.

Our Enroll360™ Precision Enrollment Platform

In 2021, we launched Enroll360, a global patient enrollment platform designed to accelerate our development timelines by improving the efficiency of patient identification and increasing the rate of enrollment for our biomarker-guided clinical trials. We are building a global network of trial-ready sites where over 5,000 patients will be molecularly profiled and clinically characterized to determine their eligibility for our future biomarker-guided clinical trials. We have enrolled and profiled over 2,000 patients into our Enroll360 platform. We believe we can significantly reduce development time and cost by recruiting the right patients into the right clinical trials, based on their genetic profiles.

Advantages of Our Precision Approach

We believe that together, Prometheus360 and Enroll360 can potentially revolutionize the drug development and treatment paradigm for patients by identifying patients more likely to respond favorably to treatment. We believe our platform has several key advantages, including:

•

Potential to offer improved patient outcomes. IBD treatments approved and in development are largely undifferentiated and primarily target inflammation, resulting in a suboptimal clinical remission rate. We believe the ability to combine new mechanisms of action discovered through our Prometheus360 platform and a novel patient selection approach utilizing companion diagnostics will allow for better patient outcomes. To realize this advantage, we are developing precision therapeutic candidates in parallel with companion diagnostic candidates to address multiple targets and pathways in IBD and other-immune mediated diseases.

•

Reduced trial costs and development timelines. IBD clinical development programs can take up to seven to ten years to complete and physicians are often challenged with the task of enrolling patients from a limited pool of eligible candidates into a large number of trials with undifferentiated mechanisms of action. Prometheus360 has the potential to significantly reduce development time and cost by allowing for the design of smaller clinical trials through the targeting of pre-identified patients more likely to respond to a therapeutic candidate. We believe that Enroll360 will enable us to accelerate our clinical development timelines by improving the efficiency of patient identification and increasing the rate of enrollment for our biomarker-guided clinical trials.

•

Potential to drive physician and payor adoption of our therapeutic product candidates. Our platform and approach will potentially offer physicians the ability to prescribe more tailored treatments to each individual, which we believe will lead to improved patient outcomes and help drive physician adoption of our therapeutic product candidates. In addition, we believe our approach will be attractive to payors seeking to maximize overall cost-benefit and enhance our ability to more rapidly and effectively obtain favorable payor coverage for any approved product we develop.

IBD and Market Opportunity Overview

IBD is a chronic relapsing and remitting inflammatory disease of the GI tract. It is a complex disease with many contributing factors, including genetic, environmental and immunologic. IBD typically onsets during adolescence and young adulthood and is diagnosed based on clinical, laboratory, endoscopy and histopathology and/or imaging findings. The IBD market was approximately $12.5 billion in the United States and $18.4 billion globally in 2019 and is expected to grow to approximately $14.2 billion in the United States and $21.4 billion globally by 2024.

UC and CD are the two most common types of IBD. UC causes long-lasting inflammation and ulcers in the digestive tract and affects the innermost lining of the large intestine (colon) and rectum. UC is debilitating and can lead to life-threatening complications. There are no treatments that cure UC and patients often require life-long treatment. Symptoms include diarrhea, bloody stools, abdominal pain and cramping, urgency to defecate, inability to defecate despite urgency, weight loss, fatigue, and fever. Chronic inflammation associated with UC puts a patient at increased risk of developing colon cancer. UC affects an estimated 926,000 people in the United States and 2,750,000 people globally. The UC market was approximately $4.2 billion in the United States and $6.2 billion globally in 2019 and is expected to grow to approximately $5.4 billion in the United States and $8.3 billion globally by 2024.

CD also causes long-lasting inflammation and ulcers in the digestive tract. It differs from UC in that it affects the entire thickness of the bowel wall and all parts of the digestive tract from mouth to anus. There are no treatments that cure the disease and patients often require life-long treatment. Symptoms include diarrhea, fever, fatigue, abdominal pain and cramping, bloody stools, mouth sores, reduced appetite and weight loss, and pain or drainage near or around the anus due to development of fistula from the inflammation. CD affects an estimated 1,157,000 people in the United States, and 2,446,000 people globally. The development of abnormal narrowing of the digestive tract, known as stricture, is common and is the leading indication requiring surgical intervention. Up to 70% of CD patients develop a stricturing or perforating complication, and the use of anti-inflammatory agents over the past decade has not materially changed the rate of need for surgical resection due to stricturing disease. The CD market was approximately $8.4 billion in the United States and $12.2 billion globally in 2019 and is expected to grow to approximately $8.8 billion in the United States and $13.1 billion globally by 2024.

IBD Current Treatments and Limitations

Medical treatment of IBD is typically divided into two types of therapy: induction and maintenance. Induction therapy is used to reduce inflammation quickly (in three months or less) and maintenance therapy is used to sustain that reduction after three months. Patients with IBD are classified as mild, moderate or severe, based on the level of symptoms experienced, inflammatory biomarkers, and severity of disease on endoscopy. The current standard of care for the treatment of patients with moderate-to-severe IBD is typically anti-inflammatory agents.

Aminosalicylates (5-ASAs) are used as a first-line therapy in mild-to-moderate UC. Corticosteroids are used primarily during induction therapy and are effective for reducing symptoms but not for mucosal healing. There are serious side effects with extended corticosteroid use, including lowered quality of life, bone loss, weight gain and cardiovascular complications. Because of these serious long-term safety concerns, corticosteroids are used primarily as a bridge to manage symptoms until immunomodulators or biologic agents become effective and enable mucosal healing. Oral immunosuppressants (e.g. azathioprine and 6-mercatopurine) have not been effective as induction agents and are generally used for steroid-sparing or as an adjunctive therapy for reducing immunogenicity against biologic agents. Oral immunosuppressants are also associated with known toxicities such as drops in white blood cell counts and increased risk for infection.

Since the approval of the first anti-TNF agent for the treatment of CD in 1998, the availability of JAK inhibitors (in UC) and newer biological agents, including anti-integrin and anti-IL12/23, has improved the care of moderate-to-severe IBD, but these are all anti-inflammatory agents and have safety and tolerability concerns due to their systemic impact and resulting effects on the immune system outside of the GI tract. In particular, in late 2021, the FDA issued a black box warning to the JAK inhibitor drug class with indication for the treatment of arthritis and other inflammatory conditions, based on an increased risk of serious heart-related events such as heart attack or stroke, cancer, blood clots, and death.

More importantly, these subsequently approved therapies have generally failed to demonstrate a clinical remission effect size of more than 15% relative to placebo. Moreover, among those patients who do respond to therapy, up to 45% will lose response over time. As a consequence, despite the advances in approved therapies over the past two decades, more than 15% of UC and 50% of CD patients require surgery within 10 years of diagnosis. The most common cause of surgery in UC is progressive disease not responsive to medical therapy and in CD it is development of strictures and/or perforation, requiring surgical resection of the intestine. The only novel mechanism of action that is currently in late stage clinical development is oral S1P modulators, which are also anti-inflammatory agents.

While fibrosis and stricturing are common in CD, clinically observable colonic strictures have also been reported in up to 11% of patients with UC, and we believe microscopic submucosal fibrosis is actually much more prevalent in UC patients than reported. In a study that examined 89 consecutive UC colectomy specimens from Cleveland Clinic, submucosal fibrosis was detected in 100% of the specimens. Microscopic evidence of fibrosis in the colonic wall may have significant clinical implications such as motility abnormalities leading to symptoms such as diarrhea, abdominal pain, urgency and incontinence. It has long been speculated that intestinal fibrosis may be the underlying cause of persistent UC symptoms, after the resolution of inflammation, that is commonly misclassified as irritable bowel syndrome.

Current treatment of IBD applies a one-size-fits-all approach without regard to genetic or biological variations in patients. We believe there must be a paradigm shift towards developing specific therapies for patients whose disease is driven by a specific biology. To date, we believe there are no clinical stage programs focused on integrating precision therapeutics with companion diagnostics to overcome the limitations of a one-size-fits-all treatment approach for IBD. Additionally, despite the advances in anti-inflammatory therapeutics for the treatment of UC and CD over the past two decades, fibrosis in these patients has largely not been addressed by therapy, representing an area of high unmet need. There is currently no therapy approved or under development that directly targets the reversal of fibrosis in IBD.

Our Solutions for the Treatment of IBD

PRA023 (anti-TL1A mAb) + Companion Diagnostic

Utilizing our precision medicine approach, we have developed our lead product candidate, PRA023, which is an investigational, humanized IgG1 mAb that has been shown to block TL1A. Third-party antibody programs against this target have been shown to reduce both intestinal inflammation and fibrosis in preclinical studies, and this target has been clinically validated in Pfizer’s Phase 2a clinical trial in UC. PRA023 binds both soluble and membrane-associated human TL1A with high affinity and specificity and has the potential to substantially improve outcomes for moderate-to-severe IBD patients predisposed to increased TL1A expression. We are developing PRA023 for the treatment of UC and CD as lead indications.

In December 2021, we announced topline results from our Phase 1 clinical trial for PRA023, a single center, double-blind, placebo-controlled study to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of PRA023 in normal healthy volunteers and observed that PRA023 was well-tolerated, with no safety signal identified during the study. In July 2021, we initiated a Phase 2 randomized placebo-controlled clinical trial of PRA023 in patients with moderate-to-severe UC (ARTEMIS-UC) and an open-label Phase 2a clinical trial in patients with moderate-to-severe CD (APOLLO-CD), each utilizing our genetic-based companion diagnostic candidate designed to classify patients who are predisposed to increased expression of TL1A and therefore potentially more likely to respond to PRA023. We believe this approach will lead to reduced development costs and timelines, and ultimately lead to improved patient outcomes.

TL1A as an IBD drug target—potential to address not only inflammation but also fibrosis

Much of the early research and development on anti-TL1A therapy has focused on the effect of the TL1A-DR3 pathway on inflammation. However, the potential for TL1A as a therapeutic target in intestinal fibrosis was demonstrated in a study conducted by Cedars-Sinai evaluating the effect of anti-TL1A antibodies in mouse models of IBD. In these studies, the authors used two mouse models of chronic colitis: adoptive T cell transfer and chronic DSS. In both models, a neutralizing TL1A mAb or an isotype control Ab was administered two times per week in mice (T cell transfer n=14; DSS n=28) with an established colitis. In both disease models, treatment with the TL1A mAb led to statistically significant reduction in colonic collagen deposition levels compared to mice that received the isotype control Ab (p<0.01), suggesting that blocking TL1A signaling not only prevented progression of colonic fibrosis, but also reversed established fibrosis to similar levels measured prior to the onset of inflammation. Furthermore, a third-party experiment conducted in mice overexpressing TL1A demonstrated that TL1A not only amplified the inflammatory and fibrotic response of the animals in well characterized models of IBD, but could also, on its own, induce spontaneous intestinal stricturing disease. We believe there is currently no anti-fibrotic therapy approved for CD, despite the fact that intestinal stricturing disease represents one of the greatest unmet needs for this disease. Thus, intestinal fibrosis mediated by increased levels of TL1A in the gut presents an area of high unmet medical need in IBD and differentiates the TL1A pathway mechanism of action from other approved therapies.

In the description of the preclinical studies above and clinical trial below, a p-value represents the probability that random chance caused the result. For example, a p-value of 0.001 means that there is a 0.1% probability that the difference between the control group and the treatment group is purely due to random chance. A p-value of less than or equal to 0.05 is a commonly used threshold for identifying statistically significant outcomes. The FDA’s evidentiary standard of efficacy when evaluating the results of a clinical trial generally relies on a p-value of less than or equal to 0.05.

TL1A—a clinically-validated drug target in UC

Pfizer’s TL1A compound (PF-06480605) was studied in a Phase 2a 14-week open-label study in 50 patients with moderate-to-severe UC, with inclusion criteria that did not select patients with companion diagnostic markers. Patients were dosed with 500 mg IV every other week. The study observed a high proportion of patients (38%) achieving endoscopic improvement (defined as a Mayo endoscopic subscore of 0 or 1 and without friability) with endoscopies read at an independent central reading center, statistically significant compared to a historical placebo rate of 6% in a pre-specified analysis (p < 0.001). In addition, 24% of subjects achieved clinical remission (defined as a total Mayo score £ 2 with no individual subscore > 1), statistically significant compared to the historical placebo rate (p < 0.0001). The Mayo score is used to assess disease activity in UC and measures stool frequency, rectal bleeding, endoscopic findings and physician global assessment. Lastly, substantial decreases in disease biomarkers (fecal calprotectin and high sensitivity c-reactive protein) were observed with early onset of action at weeks 2 to 4, a faster onset and response compared to the current standard of care. Treatment was generally well-tolerated. Serious adverse events were reported in three participants, one of which, alopecia (hair loss), was considered treatment-related. We believe these results clinically validate TL1A as a target in UC.

Phase 1 Clinical Trial of PRA023

In December 2020, we initiated a Phase 1 clinical trial of PRA023 in normal healthy volunteers. The Phase 1 clinical trial was a single-center, double-blind, placebo-controlled study in which normal healthy volunteers received IV administration of PRA023. The study enrolled 69 healthy volunteers with 6 cohorts of subjects in the single ascending dose (SAD) phase dosed up to 1000 mg and 3 cohorts of subjects in the multiple ascending dose (MAD) phase dosed up to 500 mg every other week for a total of three doses. We reported topline results from the Phase 1 study in December 2021.

The primary outcome measure was safety and tolerability over 14 weeks in the SAD and 18 weeks in the MAD.  PRA023 was well-tolerated, with 68 of the 69 patients completing all doses and the follow-up period. There were no apparent safety signals identified during the study. There were no infusion reactions nor drug-related extension in infusion time at doses of up to 1000 mg delivered intravenously over 30 minutes. There were no clinically significant changes reported in physical exam, lab values, ECG or vital signs. All adverse events assessed as related to the study drug, including somnolence, headache, diarrhea and dizziness, were mild in severity and equally distributed between PRA023 and placebo treatment arms. There were no related adverse events reported in the highest dose group of 500 mg every other week.

The Phase 1 study also evaluated the secondary outcome measures of pharmacokinetics (PK) and immunogenicity. Dose-proportional exposure was observed at doses of ≥ 100 mg. PRA023 demonstrated a half-life of approximately 19 days after administration of 500 mg every other week. We believe the PK profile observed in this study supports the dosing regimen selected for the currently ongoing Phase 2 UC and Phase 2a CD studies. Figures below show the geometric mean serum PRA023 concentration-to-time profile following single dose and multiple doses of PRA023 Q2W administration (on Days 1, 15, and 29) as IV infusion.

One of the secondary outcomes for the trial was the rate of immunogenicity associated with PRA023 after single and multiple doses, measured up to 14 and 18 weeks. The observed immunogenicity rate overall was 65% during the SAD and MAD phases of the study. Anti-drug antibodies (ADA) were observed to be associated with low doses and only when PRA023 drug concentration was low; specifically, there were no observations of ADA at PRA023 drug concentration greater than 29 µg/mL. ADAs did not have any apparent impact on safety outcomes, pharmacokinetics parameters, and pharmacodynamic (PD) parameters. Less than 20% of subjects who received clinically relevant doses of PRA023 (1,000 mg for SAD cohort and 200 mg to 500 mg for MAD cohort) developed ADAs through the prolonged follow up period and only in 1 out of 17 subjects (6%) across the clinically relevant dose groups developed neutralizing antibodies.

The Phase 1 study also evaluated target engagement by PRA023 by measuring the total TL1A level in the serum. PRA023 binds to both the active trimeric form of TLIA and the inactive monomeric form of TL1A. The Phase 1 data demonstrated that target engagement by PRA023 was more than 4-times higher than would otherwise be expected if PRA023 only bound to trimeric TL1A. We believe that neutralization of both forms of TL1A will lead to increased target engagement and thereby to potentially more effective reduction of active TL1A in the disease tissue. Figures below show the median serum TL1A concentration (semi-log scale) following single dose and multiple dose of PRA023 Q2W administration (on Days 1, 15, and 29) as IV infusion.

Our Companion Diagnostic Product Candidate for PRA023

TL1A was one of the first targets shown by GWAS to be genetically associated with risk of developing IBD in a diverse patient population. Peripheral blood cells from patients carrying the TNFSF15 polymorphism risk SNPs produce higher levels of TL1A than those without the risk-associated polymorphism, suggesting this polymorphism may provide a means to identify patients with TL1A-driven disease and who are thus more likely to respond to anti-TL1A therapy. We are developing a patented genetic-based, multi-SNP polymerase chain reaction assay as a companion diagnostic for PRA023 and we expect to submit an investigational device exemption (IDE) application for our companion diagnostic candidate in the second half of 2022.

In establishing our multi-SNP genomic biomarker set, we utilized machine-learning algorithms that, in contrast to traditional GWAS methodologies, allow us to take into account complex, non-linear genomic interactions that drive complex disequilibrium such as IBD. Our approach prioritizes SNP combinations that correlate with high TL1A pathway activity and risks, as opposed to merely capturing all patients with an observed set of symptoms. We have tested our companion diagnostic product candidate in over 400 IBD patients recruited from both academic and IBD community centers and have identified over 30% of these patients as having an increased propensity for TL1A expression with a positive predictive value of over 85%. A positive predictive value is the probability that subjects with a positive screening test actually have increased TL1A expression in selected functional assays.

Formulation Development for PRA023

In December 2021, alongside our Phase 1 results, we announced that the company had achieved a subcutaneous formulation of 200 mg/ml for PRA023. We plan to conduct bridging studies of the IV formulation currently used in our Phase 2 clinical trials to the 200 mg/ml subcutaneous formulation in an autoinjector device. We believe that our development timeline supports the use of an autoinjector from the beginning of potential future registrational studies of PRA023.

Phase 2 Clinical Trials of PRA023

In July 2021, we initiated a Phase 2 randomized placebo-controlled clinical trial of PRA023 in patients with moderate-to-severe UC (ARTEMIS-UC) and an open-label Phase 2a clinical trial in patients with moderate-to-severe CD (APOLLO-CD), each utilizing our genetics-based companion diagnostic test designed to classify patients who are predisposed to increased expression of TL1A. Both studies are continuing to enroll patients.

ARTEMIS-UC: Phase 2 Clinical Trial of PRA023 in Ulcerative Colitis

Our ARTEMIS-UC Phase 2 clinical trial is a 12-week, double-blind, placebo-controlled, randomized study designed to evaluate the efficacy and safety of PRA023 in patients with moderate-to-severe UC who have had insufficient response, loss of response, or intolerance to conventional therapy, including biologic treatment. The primary cohort of approximately 120 patients is statistically powered to evaluate the efficacy of PRA023 based on the primary endpoint of clinical remission at 12 weeks defined by the Modified Mayo Score, a composite instrument for assessing ulcerative colitis treatment that consists of stool frequency, rectal bleeding, and centrally read endoscopic score. The dosing regimen is 1,000 mg IV on day 1, followed by 500 mg IV on weeks 2, 6, and 10. Secondary endpoints of endoscopic improvement, clinical response, clinical remission (in companion diagnostic-positive patients) and histological remission are ranked and will be sequentially tested to control for multiplicity. An expansion cohort of patients pre-screened using our companion diagnostic candidate and testing positive for an increased propensity for TL1A expression will be recruited to ensure that that there is a total of approximately 80 companion diagnostic-positive patients to enable a statistically powered cohort to further evaluate the effectiveness of our companion diagnostic candidate in patients with UC. The ARTEMIS-UC study is currently being rolled out globally and we plan to enroll patients at approximately 75 sites across 14 countries.

The ARTEMIS-UC study also includes an open-label extension after the 12-week induction study. Clinical responders are stratified by their positive or negative companion diagnostic status and re-randomized into two different maintenance dose arms of 250 mg IV every 4 weeks or 100 mg IV every 4 weeks. Non-responders at the end of induction will have the option for a course of open-label induction therapy. Responders at the end of this open-label induction therapy will be randomized to the two maintenance dose regimen and non-responders will be discontinued from the study.

APOLLO-CD: Phase 2a Clinical Trial of PRA023 in Crohn’s Disease

Our APOLLO-CD Phase 2a clinical trial is a 12-week open-label study designed as a proof-of-concept study to evaluate the efficacy and safety of PRA023 in moderate-to-severe CD with endoscopically active disease who have had insufficient response, loss of response, or intolerance to conventional therapy including biologic treatment. The primary endpoint at week 12 is the proportion of patients achieving endoscopic improvement as defined by 50% decrease in Simple Endoscopic Score for Crohn’s Disease (SES-CD), which assesses the size of mucosal ulcers, the ulcerated surface, the endoscopic extent of disease, and the presence of stenosis. The endoscopies are centrally read by readers who are blinded to the timepoint at which the endoscopic videos are obtained. Similar to the

ARTEMIS-UC trial, the dosing regimen is 1,000 mg IV on day 1, followed by 500 mg IV on weeks 2, 6, and 10. Each subject will also be assessed for their positive or negative companion diagnostic status and subgroup analyses for all endpoints will be conducted based on companion diagnostic results. The APOLLO-CD study is currently being rolled out globally and we plan to enroll patients at approximately 50 sites across 10 countries.

The APOLLO-CD study also includes an open-label extension at the end of the 12-week induction study, in which clinical responders are re-randomized to the two maintenance doses (250 mg IV every 4 weeks or 100 mg IV every 4 weeks) and non-responders will be discontinued from the study.

Preclinical Studies of PRA023

PRA023 is an investigational, humanized IgG1 mAb that uses a novel epitope relative to PF-006480605 and potently binds human and cynomolgus monkey TL1A. PRA023 has sub-nanomolar binding affinity to both soluble TL1A monomer and trimers and nanomolar affinity to membrane-associated TL1A. In in vitro studies, PRA023 blocked TL1A’s ability to bind and activate its receptor, DR3. In whole blood, PRA023 inhibited the TL1A-dependent IFN-g response following the ex vivo exposure to immune-complex and a combination of IL-12 and IL-18. Additionally, PRA023 was observed to be highly selective for TL1A with no detectable binding to related TNF super family members FAS, LIGHT, or TRAIL.

We assessed the potential toxicity of PRA023 in a series of nonclinical in vitro assays and in vivo studies in cynomolgus monkeys. The monkey was selected as a pharmacologically relevant nonclinical species because of similar TL1A protein sequence homology and nearly equivalent binding affinity of PRA023 to monkey TL1A, as compared to human. PRA023 is similarly active in monkey and human in vitro cell-based assays.

PRA023 has been engineered to remove the potential for the mAb to induce an immune response. In non-good laboratory practice (GLP) cell-based in vitro assays, PRA023 treatment did not lead to complement- or cell-mediated cytotoxicity or to cytokine release from peripheral blood cells thus indicating that it was not provoking an undesired immune response.

In a non-GLP tolerability and pharmacokinetic (PK) study, cynomolgus monkeys (1/sex/group) were administered PRA023 IV at 30, 100 and 243 mg/kg/week on Days 1 and 8 and subsequently followed for approximately 11 weeks to assess systemic exposure of PRA023. There were no PRA023-related clinical observations or changes in body weight, clinical chemistry, or hematology parameters. PK measurements suggested that PRA023 has a half-life of 5 to 11 days in cynomolgus monkeys, which is consistent with human IgG1 in this species.

Six-week and 6-month Good Laboratory Practice (GLP) repeat-dose toxicity studies were conducted in cynomolgus monkeys with a 6-week recovery period. In the 6-month toxicity study, PRA023 was administered to monkeys once weekly via IV injection for up to 6 months. The no observed adverse effect level (NOAEL) in the 6-month study was 300 mg/kg/week (the highest dose tested). No PRA023-related mortality or clinical signs were observed, and no body weight, food consumption, clinal pathology (hematology, clinical chemistry, coagulation, urinalysis), ECG, ophthalmic, neurobehavioral, body temperature, respirator, organ weight, or macroscopic or microscopic changes were observed at the end of the dosing or recovery phases after six months of repeat dosing in monkeys. No PRA023-related effects were noted in lymphocyte subsets. All animals mounted a robust anti-KLH IgG and IgM response, suggesting an intact humoral immunity.

After IV administration of PRA023 to monkeys in the 6-week repeat-dose toxicity study, findings that were secondary to generation of ADA and immune complex deposition in response to administration of a foreign protein (humanized monoclonal antibody) to immunocompetent animals were observed (including the death of one low dose animal). Similar findings were not observed in the 6-month monkey toxicity study using the same dosing regimen and dose levels, confirming that the findings in the 6-week repeat-dose toxicity study were secondary to ADA formation and not directly related to the mechanism of action of PRA023.

PRA023 in Additional Immune-Mediated Diseases

We believe PRA023 has the potential to be a differentiated therapy for patients suffering from various immune-mediated diseases, beyond IBD, due to PRA023’s unique dual mechanism including both anti-inflammatory and anti-fibrotic effects: the TL1A-DR3 pathway is known to broadly modulate multiple immune cell types, in addition to having a direct effect on fibroblasts proliferation and differentiation. In December 2021, in connection with the positive results we observed for PRA023 in our Phase 1 clinical trial, we announced our plans to initiate a Phase 2 clinical trial for PRA023 in patients with SSc-ILD and we continue to evaluate potential additional indications for PRA023 in other immune-mediated diseases.

Systemic Sclerosis-associated Interstitial Lung Disease

Systemic sclerosis, also called scleroderma, is an inflammatory autoimmune disease that causes fibrosis, or scarring/hardening, of skin and internal organs. It is not known what causes scleroderma, but this orphan disease affects more than 100,000 people in the United States and 80,000 people in Europe, and has no known cure. More than half of scleroderma patients have fibrosis of the lungs. This syndrome is termed systemic sclerosis-associated interstitial lung disease (SSc-ILD), and it is the leading cause of morbidity and mortality in scleroderma, accounting for one third of deaths. SSc-ILD tends to present as nonspecific interstitial pneumonia, which implies a mixed pathogenesis of inflammation and fibrosis.

SSc-ILD is progressive in most patients and is thought to be largely irreversible, so stabilization has historically been the goal of therapy. Immunosuppressive therapies are prescribed off-label and may provide some relief without specific approval for this indication. In the past two years, two biologics were approved for SSc-ILD, but these only modestly slow the rate of decline in lung function and neither of these therapies has led to meaningful benefits for disease modification as measured using skin thickness scoring, dyspnea, general quality of life or survival.

We believe SSc-ILD is a compelling third indication for PRA023. TL1A inhibition has a unique dual mechanism with both anti-inflammatory and anti-fibrotic effects and SSc-ILD is a disease of inflammation and fibrosis with a pathophysiology that implicates many pathways modulated by TL1A-DR3 interactions. Blocking TL1A has been linked to reductions in Th1, Th17 and Th2 immune responses, while also modulating key pro-fibrotic and pro-inflammatory cytokine such as IL-13 and TGF-β. In addition to their roles in driving inflammation, TL1A and DR3 have also been implicated in driving fibrosis by direct signaling in fibroblasts, even in the absence of a fully functional immune system, leading to collagen disposition and fibrosis.

A causal link between the TL1A-DR3 axis and fibrosis has been demonstrated in mouse models of lung fibrosis. Specifically, DR3 deficiency or TL1A blockade was sufficient to significantly ameliorate fibrotic lung remodeling in bleomycin and dust-mite antigen models. Additionally, direct instillation of recombinant TL1A into the lungs of mice initiated rapid onset of fibrosis and smooth muscle cell proliferation in a DR3-dependent manner. Primary human lung fibroblasts and bronchial epithelial cells express the TL1A receptor, DR3, and respond to recombinant TL1A in vitro by proliferating, expressing smooth muscle actin, and secreting extracellular matrix proteins, collagen, and periostin. Serum TL1A levels were higher in patients with systemic sclerosis than in healthy controls (p = 0.001) and TL1A mRNA expression in PBMCs was significantly higher in patients with systemic sclerosis compared with healthy controls (p < 0.001). Agents that disrupt the TL1A signaling through DR3 have the potential to prevent deregulated tissue cell activity in lung diseases that involve fibrosis and remodeling.

PRA023 for SSc-ILD

In December 2021, we announced our plans to initiate ATHENA-SSc-ILD, a Phase 2 clinical trial for PRA023 in SSc-ILD in the first quarter of 2022. The trial is designed to enroll approximately 100 patients who will be randomized 1:1 to either the active or placebo arm. The primary endpoint of the trial will be the change in forced vital capacity (FVC) at 50 weeks. Secondary endpoints will include change in quantitative interstitial lung disease by centrally-read high-resolution computed tomography (HRCT) and improvement in the American College of Rheumatology Combined Response Index in Diffuse SSc (ACR-CRISS) score. We also plan to evaluate a variety of patient reported outcomes for dyspnea, disability, effects of skin thickening, and bowel function. This trial will also assess the performance of our companion diagnostic candidate for PRA023.

In January 2022, we announced that the FDA granted fast track designation for PRA023 for the treatment of SSc-ILD. Fast track designation aims to expedite the development and review process for new therapeutics that are intended to treat serious or life-threatening conditions and potentially address an unmet medical need. Drug candidates that are granted this designation are given the opportunity for more frequent interactions with the FDA, as well as potential pathways for expedited review and approval.

PR600 Program

Our PR600 program targets a member of the TNF super family with a key impact on the function of memory T cells and T follicular helper cells in immune-mediated diseases. This target, expressed by immune cells, drives downstream biological pathways distinct from those activated by TNF or TL1A. It has been shown that blocking this target inhibits disease in multiple IBD animal models. We believe that a therapeutic developed against this target is has the potential to impede both the reactivation and propagation of the pathogenic immune response in IBD and potentially other immune-mediated diseases. We have identified multiple genetic variants linked to patient subpopulations with a complicated course of disease. We have conducted functional genetic studies in patient samples and have identified genetic variations associated with an increase in target expressing immune cells in CD peripheral blood and an increased capacity to produce inflammatory cytokines. We intend to leverage Prometheus360 in combination with functional assays to identify patients with these genetic variants.

In 2020, we entered into a co-development and manufacturing agreement (the Falk Agreement) with Dr. Falk Pharma GmbH (Falk) for our PR600 program, in order to leverage Falk’s experience in GI drug development and commercialization in Europe. Under this agreement, we granted to Falk exclusive commercialization rights in Europe, Australia and New Zealand for PR600 and its companion diagnostic, while we retained commercialization rights in the United States and the rest of the world. In 2021, we earned both preclinical milestone payments from Falk relating to our selection of a clinical candidate and our development of a companion diagnostic candidate for the PR600 program. We expect to submit an IND for our PR600 therapeutic candidate in the third quarter of 2022.

PR300 Program

Our PR300 program targets an orphan GPCR expressed predominantly in the GI tract that we believe has important functions underlying intestinal epithelial integrity and innate immune cell function. We have identified a coding SNP in the gene of this target that represents a very strong genetic association with IBD and potentially other immune-mediated diseases.

PR1100 Program

Our PR1100 program targets the receptor for a pro-inflammatory cytokine that has been linked to multiple immune-mediated diseases. In particular, the pathway modulated by our target has been associated, both functionally and genetically, with IBD, highlighting a possible role in the pathogenesis of this disease. We have identified SNPs in the gene locus of this target that are associated with IBD and potentially other immune-mediated diseases.

PR1800 Program

Our PR1800 program targets a chemo-attractant factor which contributes to the local accumulation of a defined inflammatory effector cell population in the GI tract. Factors secreted by these effector cells are believed to deteriorate the structure and protective functions of the intestinal mucosal barrier. We have identified SNPs in the gene locus of this target that are associated with IBD and potentially other immune-mediated diseases.

PR2100 Program

Our PR2100 program targets a cytokine implicated in a range of inflammatory and fibrotic diseases. In IBD specifically, this cytokine has been implicated to contribute to non-response to anti-TNF therapies. We have identified SNPs in the gene locus of this target that are associated with IBD and potentially other immune-mediated diseases.

Intellectual Property

Our commercial success depends in part on our ability to obtain, maintain and protect intellectual property and other proprietary rights for our current and future product candidates, novel discoveries, product development technologies, patient enrichment strategies and companion diagnostics, and know-how, to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others, and to prevent others from infringing, misappropriating or otherwise violating our intellectual property and proprietary rights. We seek to protect our proprietary position by, among other methods, filing or exclusively in-licensing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing of intellectual property to develop and maintain our proprietary position.

As for the therapeutic product candidates we are developing and seeking to commercialize, we intend to pursue composition and therapeutic method of use patents, dosage formulation patents, and therapeutic use patents on novel indications. For our therapeutic product candidates that are biologics, and more particularly monoclonal antibodies, we also intend to seek protection for epitopes, amino acid and nucleotide sequences, and other claims conventionally used to protect aspects of therapeutic biological agents. As for diagnostic and prognostic products and product candidates, we intend to pursue methods of use patents on novel patient selection methods for our therapeutic candidates and known compounds, and novel patient stratification criteria useful in the prognosis or diagnosis of disease. We may also pursue patents with respect to our proprietary screening and drug development processes and technology. We may also seek patent protection, either alone or jointly with our collaborators, as our collaboration agreements may dictate.

Our patent portfolio as of March 1, 2022 includes approximately 17 issued U.S. patents, 28 pending U.S. non-provisional patent applications and 25 pending U.S. provisional patent applications with claims relating to all of our product candidates, all of which are owned or in-licensed by us. We own three of the issued U.S. patents and own or co-own approximately seven of the pending U.S. non-provisional patent applications. We license approximately 14 of the issued U.S. patents, as well as 21 of the pending U.S. non-

provisional patent applications. Our patent portfolio as of March 1, 2022 also includes approximately 13 pending Patent Cooperation Treaty (PCT) applications and certain foreign counterparts of approximately 28 of the aforementioned U.S. patents and U.S. patent applications in at least one of the following foreign countries or regions: Argentina, Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Russia, South Korea, and Taiwan and countries within the European Patent Convention and Eurasia with claims relating to all of our product candidates.

With respect to our lead therapeutic product candidate, PRA023, we own or license two issued U.S. patents, four pending U.S. non-provisional patent applications and six pending U.S. provisional patent applications in five different patent families relating to the composition of PRA023 and its therapeutic use, as well as one issued U.S. patent, two pending U.S. non-provisional patent applications and two pending U.S. provisional patent applications related to the companion diagnostic for PRA023. In addition, our non-U.S. patent portfolio directed to the composition of PRA023 and its companion diagnostic includes one pending PCT application and foreign counterparts in foreign countries or regions, including Argentina, Australia, Taiwan, Japan, Laos, Malaysia, Philippines, Singapore, Thailand, Brunei, Canada, Cambodia, Hong Kong, Korea, China, Indonesia, New Zealand, Venezuela, as well as countries within the European Patent Convention. As of March 1, 2022, we expect the expiry dates for the issued U.S. patents for the composition of PRA023 to be 2037 for the first patent family, and 2039 for the second patent family, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

As of March 1, 2022, we co-own and license from Cedars-Sinai one pending U.S. non-provisional patent application and two U.S. provisional patent applications related to patient selection for our PR600 program. In addition, our non-U.S. patent portfolio directed to the composition of PR600 and patient selection for PR600 includes one pending PCT application and foreign counterparts in foreign countries or regions, including Australia, Canada, China, Hong Kong, Japan, New Zealand, South Korea, and Taiwan, as well as countries within the European Patent Convention. As of March 1, 2022, we expect any U.S. non-provisional patent application timely filed based on this PCT application, if issued, to expire no earlier than 2042, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

As of March 1, 2022, we own one issued U.S. non-provisional patent application, one pending U.S. non-provisional patent application and two pending U.S. provisional patent applications, as well as one pending PCT application, related to the composition of matter for our PR300 program. As of March 1, 2022, we expect the expiry dates for such patent applications related to PR300, if issued, to be no earlier than 2040, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. Moreover, PCT patent applications are not eligible to become an issued patent until, among other things, we file one or more national stage patent applications within, depending on the country, 30 to 32 months of the PCT application’s priority date in the countries in which we seek patent protection. If we do not timely file any non-provisional patent applications or national stage patent applications, we may lose our priority date with respect to our provisional patent applications or PCT patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications and national stage patent applications relating to our PCT patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

Individual issued patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. The term of a patent, and the protection it affords, is therefore limited and once the patent term of our issued patents have expired, we may face competition, including from other competing technologies. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

In addition, in certain instances, a U.S. patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period or delay by the USPTO in issuing the patent. However, with respect to patent term extensions granted as a result of the FDA regulatory review period, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug or a method for using it may be extended. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. There can be no assurance that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product by product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not adequately protect our intellectual property, third parties, including our competitors, may be able to use our technologies to produce and market drugs or diagnostic and/or prognostic products in direct competition with us and erode our competitive advantage. The patent positions of biotechnology and pharmaceutical products and processes like those we may develop and commercialize are generally uncertain and involve complex legal and factual questions that may diminish our ability to protect our intellectual property. For more information regarding risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Rapidly evolving patent laws in the United States and elsewhere make it difficult to predict the breadth of claims that may be allowed or enforced in our patents. Moreover, patent offices in general can require that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we are able to obtain patents, the patents may be substantially narrower than anticipated.

Our ability to maintain and defend our intellectual property and proprietary position for our products, product candidates and other technologies will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own, may receive in the future, or license from third parties may be challenged, invalidated, held unenforceable, narrowed or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against third parties, including our competitors, with similar technology. Furthermore, third parties, including our competitors, may be able to independently develop and commercialize similar drugs or products, or duplicate our technology, business model or strategy without infringing our patents.

Trade Secrets

We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop, protect and maintain our competitive position and aspects of our business that are not amenable to, or that we do not presently consider appropriate for, patent protection and prevent competitors from reverse engineering or copying our technologies. However, the foregoing rights are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information. In addition, our trade secrets may otherwise become known or be independently discovered by third parties, including our competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information regarding risks related to our trade secrets, see “Risk Factors—Risks Related to Our Intellectual Property.”

Collaboration and License Agreement Overview

Our Collaboration with Cedars-Sinai Medical Center

In September 2017, we entered into an exclusive license agreement with Cedars-Sinai, as amended and restated (the Cedars-Sinai Agreement) that grants us an exclusive, worldwide license from Cedars-Sinai with respect to certain patent rights, information and materials related to therapeutic targets and companion diagnostic products for the diagnosis and treatment of IBD and other immune-mediated diseases, in each case to conduct research and development, as well as to commercialize diagnostic or therapeutic products (Cedars-Sinai Products) that are covered by the patents or that are developed through use of the licensed rights. As upfront consideration for the original license agreement, we issued to Cedars-Sinai 257,500 shares of fully vested common stock and 335,000 shares of restricted common stock, which shares fully vested in September 2020. We are obligated to pay Cedars-Sinai low- to mid-single digit percentage royalties on net sales of therapeutic and diagnostic Cedars-Sinai Products. In August 2021, we amended and restated the Cedars-Sinai Agreement to, among other things, add a joint steering committee and cover new intellectual property.

The technology subject to the foregoing license includes information and materials arising out of the Cedars-Sinai database and biobank, as well as exclusive access to this database and biobank to develop diagnostic and therapeutic products for human use, which biobank is an integral part of our Prometheus360 platform. All of our current pipeline programs and any related companion diagnostics are all covered as Cedars-Sinai Products under the agreement, to the extent covered by the licensed patents or developed through the licensed rights. We were also granted an exclusive first right to negotiate with Cedars-Sinai to obtain exclusive licenses to future patent rights claiming inventions invented by certain Cedars-Sinai employees after the effective date of the agreement through any use of the patent rights and technology licensed to us by Cedars-Sinai. We have the right to sublicense our rights under the license agreement, subject to certain conditions. We are required to use commercially reasonable efforts to develop and commercialize Cedars-Sinai Products and to achieve certain development and regulatory milestones.

The term of, and our royalty obligations under, the license agreement expires on a licensed Cedars-Sinai Product-by-Cedars-Sinai Product and country-by-country basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent covering such licensed Cedars-Sinai Product in such country. As of March 1, 2022, the estimated expiry date for the latest to expire valid patent will be December 2042, if issued. We may terminate the agreement in the event that we determine that it would not be commercially reasonable to continue to develop and/or commercialize Cedars-Sinai Products. Cedars-Sinai may terminate the agreement if the performance by either party would jeopardize Cedars-Sinai’s legal status or is illegal or unethical. In addition, either party may terminate the agreement in the event of an uncured material breach by the other party. The agreement will terminate automatically in the event of our bankruptcy. Upon termination of the agreement for any reason all rights and licenses granted to us under the agreement will terminate.

Our Collaboration with Falk

In July 2020, we entered into a co-development and manufacturing agreement (the Falk Agreement) with Dr. Falk Pharma GmbH (Falk), pursuant to which we will co-develop and commercialize, exclusively in our respective territories, our PR600 therapeutic product candidate and companion diagnostic test. Under the Falk Agreement, we are obligated to use commercially reasonable efforts to conduct such development activities under an agreed development plan and we are responsible for regulatory approvals and commercialization of any products in the United States and the rest of the world, other than the Falk territory. Falk is responsible for regulatory approvals and commercialization of any products in the European Union, United Kingdom, Switzerland, the countries of the European Economic Area (excluding Malta and the Republic of Cyprus), Australia and New Zealand (Falk territory). Under the agreement, Falk agreed to fund 25% of our third party development costs set forth in the mutually agreed upon development plan.

Under the agreement, Falk paid us an upfront payment of $2.5 million and made a second payment of $2.5 million following our mutual agreement on the development plan. In addition, in June 2021, Falk made a milestone payment of $10 million to us upon the selection of a clinical candidate for our PR600 program and, in December 2021, Falk made the final milestone payment of $5 million to us, based on our development of a companion diagnostic candidate for the PRA600 program. Falk is also obligated to pay us a mid-single to low-double digit royalty on net sales of all products incorporating antibodies covered by the agreement in the Falk territory. We agreed to pay Falk a low-single digit royalty on net sales for such products in our territory. Any intellectual property, including know-how, owned by us, Falk, or our respective affiliates that existed prior to the effective date of the agreement or is generated during the term of the agreement, that is also necessary or useful to develop, manufacture, or commercialize the compounds and/or products that result from the collaboration, are jointly owned by us and Falk at a share of 75% for us and a 25% for Falk.

The term of, and our respective royalty obligations under, the agreement expires on a product-by-product and country-by-country basis on the later of (i) ten years from the date of first commercial sale, (ii) when there is no longer a valid patent covering a product in such country, or (iii) expiration of any applicable regulatory exclusivity for such product. As of March 1, 2022, the estimated expiry date for the latest to expire valid patent will be December 2042, if issued. Falk may terminate the agreement without cause, and either party may terminate the agreement for regulatory or scientific reasons. In the event of such termination, all licenses granted to the terminating party will cease and be transferred to the non-terminating party, and such non-terminating party will have access to the know-how and any other intellectual property controlled by the terminating party, if in existence as of the effective date of the agreement or during the term of the agreement, provided the know-how and other intellectual property is necessary or useful to develop, manufacture, or commercialize the therapeutic candidates under the PR600 program, subject to the obligation to pay the applicable royalties to the terminating party. In addition, either party may terminate the agreement in the event of an uncured material breach by, or bankruptcy of, the other party. In the event of such termination, the terminating party has the option to purchase the non-terminating party’s ownership share of any jointly owned intellectual property at a fair market price. Additionally, in the event of such termination for uncured material breach or bankruptcy: all rights of the terminating party granted under the agreement will be maintained and extended as required to develop, manufacture and commercialize the compounds and/or products that result from the collaboration for the remainder of the term, while any licenses granted to the non-terminating party shall terminate upon the effective date of termination and the obligation of each party to co-fund development will remain unaffected.

Our Collaboration with Takeda

In March 2019, we entered into a Companion Diagnostic Development and Collaboration Agreement (the Takeda Agreement) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda, pursuant to which we agreed to develop a companion diagnostic product (Diagnostic Product) for drug targets selected by Takeda, and Takeda agreed to develop and commercialize any therapeutic clinical candidates that it develops directed against any selected drug targets for the treatment of IBD (Takeda Drugs). Takeda paid us an upfront technology access fee and agreed to reimburse us for certain research and development expenses. In the event the parties agree on any drug targets to advance under the agreement, we would be eligible to receive various milestone payments, including future development and regulatory milestone payments, commercial milestone payments, and sales milestone payments, provided that regulatory approval for the applicable Takeda Drug includes use of the associated Diagnostic Product. In addition, Takeda would be obligated to pay us a low-single digit percentage royalty on net sales of all Takeda Drugs, subject to certain reductions.

The term of, and royalty obligations under, the Takeda Agreement expires on a Takeda Drug-by-Takeda Drug and country-by-country basis on the later of (i) ten years from the date of first commercial sale, (ii) when there is no longer a valid patent covering a Takeda Drug in such country, and (iii) expiration of any applicable regulatory exclusivity for such Takeda Drug. Takeda may terminate the agreement at any time with or without cause. We may terminate the agreement in the case of lack of scientific merits or insurmountable technical challenges in developing a diagnostic product for any selected targets, despite using diligent efforts. In addition, either party may terminate the agreement in the event of an uncured material breach by, or bankruptcy of, the other party. Upon termination of the agreement, the licenses granted to each party by the other party under the agreement will terminate; except that if we terminate the agreement due to scientific or technical challenges, or Takeda terminates the agreement due to an uncured material breach by us, or bankruptcy of ours and Takeda opts to continue the development and commercialization of any Takeda Drug for use with the associated diagnostic product, then if Takeda proceeds to commercialize any Takeda Drug for use with the associated diagnostic product after the termination of the agreement, any remaining Takeda payment obligations in connection with the associated target will be reduced by a specified percent.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture of any of our product candidates that receive marketing approval. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates and development programs. As our product candidates advance through development, we expect to enter into longer-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure our production needs.

Sales and Marketing

We believe that we can maximize the value of our products by retaining substantial commercialization rights to our product candidates and companion diagnostics, and, where appropriate, entering into collaborations for specific therapeutic indications or geographic territories.

As we progress PRA023 and other development programs through clinical development, we will leverage the knowledge and experience of our sales team and company brand awareness to prepare for and implement a potential product launch.

We have global commercial rights to PRA023 and its companion diagnostic. Our current commercial strategy is to market PRA023 and its companion diagnostics using a dedicated sales force focused on selected gastroenterologists, rheumatologists, and other physicians in the United States. These target prescribers are typically affiliated with leading hospitals and medical centers and tend to have well-established referral networks. We expect to benefit from preexisting relationships with many of these prescribers and believe that we can appropriately manage outreach and effectively commercialize PRA023 through a specialty care sales model. We retain rights similar to those for PRA023 for each of our unpartnered programs. For PR600, which is subject to the Falk collaboration, we have exclusively outlicensed commercialization rights to Falk in Europe, Australia and New Zealand. However, we retain commercial rights to our PR600 program in the United States and the rest of the world and plan to take a similar commercialization approach as with PRA023, if approved.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our scientific knowledge, technology and development experience, our Prometheus360 platform and our pioneering culture provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any therapeutic candidates and companion diagnostics that we successfully develop and commercialize will compete with existing products and new products that may become available in the future.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize therapeutic products that are safer, more effective, have fewer or less severe side effects, or companion diagnostics that are more effective, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive products.

The key competitive factors affecting the success of all of our therapeutic product candidates if approved, are likely to be efficacy, safety, convenience, price, the level competition, intellectual property protection and the availability of reimbursement from government and other third-party payors.

If approved for the treatment of patients with moderate-to-severe IBD, PRA023 and our other development programs would compete with Entyvio, which is an a4b7 integrin antibody marketed by Takeda, Humira, which is a TNF antibody marketed by AbbVie Inc., Remicade, which is a TNF antibody marketed by Johnson & Johnson, Stelara, which is an IL-12/IL-23 antibody marketed by Johnson & Johnson, Xeljanz, which is a JAK1 inhibitor marketed by Pfizer Inc., Simponi, which is a TNF antibody marketed by Johnson & Johnson, and Zeposia, which is a S1P inhibitor marketed by Bristol-Myers Squibb Company.

We are aware of several companies with product candidates in development for the treatment of patients with UC and/or CD, including but not limited to Pfizer Inc.’s PF-06480605, which is an anti-TL1A antibody being developed in Phase 2 clinical trials, Rinvoq, which is a JAK1 inhibitor being developed in Phase 3 clinical trials by AbbVie Inc., and mirikizumab, which is an anti-IL-23 antibody being developed in Phase 3 clinical trials by Eli Lilly and Company. We are also aware of additional product candidates in clinical trials by AbbVie Inc., Abivax S.A., Amgen Inc., Applied Molecular Transport Inc., Arena Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, Bausch Health Companies, Inc., Bristol-Myers Squibb Company, C.H. Boehringer Sohn AG & Ko. KG, EA Pharma Co., Ltd., Gilead Sciences, Inc., Gossamer Bio, Inc., Johnson & Johnson, Landos Biopharma, Inc., Morphic Holding, Inc., Merck & Co. Inc., Novartis International AG, Protagonist Therapeutics, Inc., RedHill Biopharma Ltd. and Seres Therapeutics, Inc.

If approved for the treatment of patients with SSc-ILD, PRA023 would compete with Ofev, which is a tyrosine kinase inhibitor marketed by Boehringer Ingelheim AG and Actemra, which is an IL-6 antibody marketed by F. Hoffmann-La Roche AG. We are aware of several companies with product candidates in development for the treatment of patients for SSc-ILD, including but not limited to Castle Creek Biosciences, Inc., Certa Therapeutics Pty Ltd., Chemomab Therapeutics Ltd., Cumberland Pharmaceuticals Inc., Emerald Health Pharmaceuticals Inc., Forbius PTY Limited, GlaxoSmithKline plc., Horizon Therapeutics plc, Incyte Corporation, Kyowa Kirin plc, Merck & Co., Inc., Mitsubishi Tanabe Pharma Corporation, Sanofi S.A., and Seagen, Inc.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, post-approval monitoring and reporting, pricing, and export and import of diagnostic tests and pharmaceutical products such as those we are currently marketing and developing. The process of obtaining and maintaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Regulation of Diagnostic Tests and other Medical Devices

In the United States, the laws and regulations governing the marketing of diagnostic products are evolving, extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. The Federal Food, Drug and Cosmetic Act (FDCA) defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses.

PMA Pathway

We are developing companion diagnostics to be used in connection with our therapeutic product candidates, if approved. These companion diagnostics are regulated by the FDA as medical devices. The FDA categorizes medical devices into one of three classes—Class I, II, or III—based on the risks presented by the device and the regulatory controls necessary to provide a reasonable assurance of the device’s safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR) facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Special controls are established by the FDA for a specific device type and often include specific labeling provisions, performance metrics, and other types of controls that mitigate risks of the device (usually incorrect results for an in-vitro diagnostic device (IVD)). Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of an application for premarket approval (PMA). Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.

Class III devices, including most companion diagnostics, generally require PMA approval before they can be marketed. Obtaining PMA approval requires the submission of “valid scientific evidence” to the FDA to support a finding of a reasonable assurance of the safety and effectiveness of the device. A PMA must provide complete analytical and clinical performance data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. As part of the FDA’s review of a PMA, the FDA will typically inspect the manufacturer’s facilities for compliance with QSR requirements, which impose requirements related to design controls, manufacturing controls, documentation and other quality assurance procedures. The user fee costs and the length of FDA review time for obtaining PMA approval are significantly higher than for a 510(k) notification or a de novo classification.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

We expect that any companion diagnostics we develop, either alone or in collaboration with third parties, will require approval of a PMA before they can be marketed for use with a therapeutic product.

510(k) Notification Pathway

To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA’s satisfaction that the proposed device is “substantially equivalent” to another legally marketed device that itself does not require PMA approval (a predicate device). A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments. If the FDA agrees that the device is substantially equivalent to a lawfully marketed predicate device, it will grant 510(k) clearance to authorize the device for commercialization. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device, discussed below.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a “letter to file” in which the manufacturer documents the rationale for the change and why a new 510(k) is not required. However, if the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old.

These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation. More recently, in September 2019, the FDA published revised final guidance outlining an optional “safety and performance based” premarket review pathway for manufacturers of “well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway, by demonstrating that such device meets objective safety and performance criteria established by the FDA, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list of device types appropriate for the “safety and performance based pathway” and has continued to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended the testing methods for such devices where feasible.

If no legally marketed predicate can be identified for a new device to enable use of the 510(k) pathway, the device is automatically classified under the FDCA into Class III, which generally requires PMA approval. However, the FDA can reclassify or seek de novo classification for a device that meets the FDCA standards for a Class I or Class II device, permitting the device to be marketed without PMA approval. To grant such a reclassification, the FDA must determine that the FDCA’s general controls alone, or general controls and special controls together, are sufficient to provide a reasonable assurance of the device’s safety and effectiveness. The de novo classification route is generally less burdensome than the PMA approval process.

De Novo Classification

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified under the FDCA into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (FDASIA) a medical device could be eligible for de novo classification only if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent to a legally marketed predicate device. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) notification, determines that the device is not low to moderate risk, or that general controls would be inadequate to control the risks and special controls cannot be developed. After a device receives de novo classification, any modification that could significantly affect its safety or efficacy, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, another de novo request or even PMA approval.

Investigational Device Exemption Process.

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Expedited Development and Review Programs for Medical Devices

Through recent federal legislation, the FDA has implemented a Breakthrough Devices Program, which is a voluntary program offering manufacturers of certain devices an opportunity to interact with the FDA more frequently and efficiently as they develop their products with the goal of expediting commercialization of such products to help patients have more timely access. The program is available to medical devices that meet certain eligibility criteria, including that the device provides more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and constitutes a device (i) that represents a breakthrough technology, (ii) for which no approved or cleared alternatives exist, (iii) that offer significant advantages over existing approved or cleared alternatives, or (iv) the availability of which is in the best interest of patients. Devices granted Breakthrough Device designation are eligible to rely on certain features of the Breakthrough Device Program, including interactive and timely communications with FDA staff, use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design and priority review of premarket submissions.

Postmarket Regulation of Medical Devices

After a device is cleared or approved by the FDA for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;

•

QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of “off-label” uses of cleared or approved products;

•	requirements related to promotional activities;

•

clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of cleared devices, or approval of certain modifications to PMA-approved devices;

•

medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•

correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•	The FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•

post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Device manufacturing processes subject to FDA oversight are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. A failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products. The discovery of previously unknown problems with products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, including the following:

•	issuance of warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

•	requesting or requiring recalls, withdrawals, or administrative detention or seizure of our products;

•	imposing operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export approvals for our products; or

•	criminal prosecution.

FDA U.S. Regulation of Companion Diagnostics

If safe and effective use of a therapeutic depends on an IVD, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic product candidates will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research or the FDA’s Center for Biologics Evaluations and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.

We currently anticipate that each of our therapeutic product candidates will require us to develop and obtain FDA approval of a companion diagnostic for such therapeutic product candidates.

U.S. Regulation of Drugs and Biologics

In the United States, the FDA regulates drugs under the FDCA, and its implementing regulations, and biologics under the FDCA and the Public Health Service Act and its implementing regulations. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs and biologics are also subject to other federal, state, and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with GLP regulations;

•	submission to the FDA of an IND, which must become effective before human clinical studies may begin and must be updated annually;

•	approval by an independent institutional review board (IRB) or ethics committee representing each clinical site before each clinical study may be initiated;

•

performance of adequate and well-controlled human clinical studies in accordance with good clinical practice (GCP) requirements to establish the safety and efficacy, or with respect to biologics, the safety, purity and potency of the product candidate for each proposed indication;

•	preparation of and submission to the FDA of a new drug application (NDA) or biologics license application (BLA) after completion of all pivotal clinical studies;

•	potential review of the product application by an FDA advisory committee, where appropriate and if applicable;

•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product drug substance is produced to assess compliance with current Good Manufacturing Practices (cGMP) and audits of selected clinical trial sites to ensure compliance with GCP; and

•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the drug in the United States.

An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology and PD characteristics of the product, chemistry, manufacturing and controls (CMC) information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which includes the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•

Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2. The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may condition approval of an NDA or BLA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical studies. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency.

NDA and BLA Review Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. The NDA or BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from a number of alternative sources, including studies initiated and sponsored by investigators. The submission of an NDA or BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

In addition, under the Pediatric Research Equity Act (PREA) a NDA or BLA or supplement to an NDA or BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDASIA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

Within 60 days following submission of the application, the FDA reviews the submitted BLA or NDA to determine if the application is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. Once an NDA or BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is sufficient to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. When reviewing an NDA or BLA, the FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

After the FDA evaluates the NDA or BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the NDA or BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs for Drugs and Biologics

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. An NDA or BLA is eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For new-molecular-entity NDAs and original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug or biologic was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements for Drugs and Biologics

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved NDA or BLA. Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

•	product seizure or detention, or refusal of the FDA to permit the import or export of products;

•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•	mandated modification of promotional materials and labeling and the issuance of corrective information;

•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Drug Product Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. For example, the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA) or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Biosimilars and Reference Product Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

In addition to FDA regulation of pharmaceutical products, U.S. federal and state healthcare laws and regulations restrict business practices in the pharmaceutical industries. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and constrain the business or financial arrangements and relationships with healthcare providers and other parties. These laws include anti-kickback, self-referral and false claims laws, civil monetary penalties laws, and transparency laws with respect to drug pricing and payments or other transfers of value made to physicians and other licensed healthcare professionals. In addition to the federal laws summarized below, we may also be subject to similar state and local laws and regulations that may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves.

The federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.

The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined under the statute) and their immediate family members.

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.

Violation of any of such laws or any other governmental regulations that apply may result in significant criminal, civil and administrative penalties including damages, fines, imprisonment, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

U.S. Coverage and Reimbursement of Drugs

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover any of a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Additionally, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

U.S. Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In March 2010, the Patient Protection and Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical and medical device industries. The ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, or EU, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

To market a medicinal product in the European Economic Area (EEA) (which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), we must obtain a Marketing Authorization (MA). There are two types of marketing authorizations:

•

the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products, and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Data and marketing exclusivity

In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Pediatric investigation plan

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.

Clinical trials

Clinical trials of medicinal products in the European Union must be conducted in accordance with European Union and national regulations and the International Conference on Harmonization guidelines on GCPs. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the European Union, it must appoint an entity within the European Union to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect in 2019, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with cGMP. Other national and European Union-wide regulatory requirements also apply.

Privacy and data protection laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the European Union General Data Protection Regulation, or the GDPR, imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom (UK), GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees

As of March 1, 2022, we had 72 full-time employees and no part-time employees. Of these employees, 51 are engaged in research and development. We consider our relationship with our employees to be good.

Available Information

Our internet address is www.prometheusbiosciences.com. Our investor relations website is located at https://ir.prometheusbiosciences.com. We make available free of charge on our investor relations website under “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the SEC. They are also available for free on the SEC’s website at www.sec.gov.

We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, together with the other information contained in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition. In this section, we first provide a summary of the principal risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

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

•

Our approach to the discovery and development of precision medicines based on our Prometheus360TM platform is unproven, and we do not know whether we will be able to develop any therapeutics or diagnostic products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates and companion diagnostics or render Prometheus360 obsolete.

•

Our Enroll360 TM platform is also unproven, and we do not know whether enrolling and profiling patients into Enroll360 will translate into any improvement over traditionally slow enrollment rates or our ability to enroll patients into our future biomarker-guided clinical trials who are actually more likely to respond to our therapeutic candidates.

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

The development of product candidates, including therapeutic product candidates and companion diagnostic tests, is a highly speculative undertaking and involves a substantial degree of risk. We are in the early stages of our development efforts and have only one product candidate, PRA023, in early clinical development. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing Prometheus360, discovering and identifying product candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of product candidates based on Prometheus360 is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As an organization, we have not yet completed any Phase 2 clinical trials, successfully developed and validated a companion diagnostic test, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing therapeutic products and companion diagnostics.

To date, we have only generated revenue from our diagnostic services business, Prometheus Laboratories, Inc. (PLI), which we acquired from Nestlé on June 30, 2019 and spun-off in December 2020, and our collaboration agreements with Takeda and Falk. We have incurred significant operating losses since our inception. We do not have any product candidates approved for sale, and we may never generate any significant revenue from product sales. Our net losses, including those generated from PLI, were $90.2 million and $37.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $189.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our development programs will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our therapeutic product candidates and companion diagnostics.

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

The development of therapeutic product candidates and companion diagnostics is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials for PRA023, ongoing preclinical and planned clinical trials for PR600, and ongoing and planned preclinical trials for our other therapeutic product candidates and companion diagnostics, and seek regulatory approval for our current therapeutic product candidates and companion diagnostics and any future therapeutic product candidates and companion diagnostics we may develop. If we obtain regulatory approval for any of our therapeutic product candidates and companion diagnostics, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic product candidates or companion diagnostics. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe our existing cash and cash equivalents, will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

•

the success of our current and any future collaborations, including the timing and amount of the milestone or other payments made to us under our co-development and manufacturing agreement with Dr. Falk Pharma GmbH (the Falk Agreement), our companion diagnostics development and collaboration agreement with Takeda (the Takeda Agreement), or any future collaboration agreements;

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

We have concentrated our therapeutic product research and development efforts on the application of precision medicine to the treatment and diagnosis of IBD and other immune-mediated diseases, and our future success depends on the successful development of products based on Prometheus360 and the continued development of this platform. However, neither we nor any other company has received regulatory approval to market therapeutics targeting specific subpopulations of IBD patients. The success of our business depends primarily upon our ability to identify, develop and commercialize precision medicine products based on Prometheus360, which leverages a novel and unproven approach of applying data analytics and machine learning to the thousands of samples available to us through the biobank we license from Cedars-Sinai. We have not yet succeeded and may not succeed in demonstrating safety and efficacy for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our research methodology and novel approach to precision medicine for IBD and other immune-mediated diseases may be unsuccessful in identifying additional therapeutic product candidates, and any therapeutic product candidates discovered using Prometheus360 may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic product candidates unmarketable or unlikely to receive marketing approval. Further, because all of our therapeutic product candidates and development programs utilize Prometheus360, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

We are early in our development efforts and have only one product candidate in clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval for and ultimately commercialize therapeutic product candidates and related companion diagnostics, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have only one product candidate in early clinical development. All of our other development programs are in the preclinical or drug discovery stage. We have not yet completed any clinical trials for any product candidate. We have invested substantially all of our efforts in developing Prometheus360, identifying potential therapeutic product candidates and conducting preclinical studies. Although PRA023 entered Phase 2 clinical trials in July 2021, we will need to progress all of our other development programs through IND-enabling studies and receive authorization from the Food and Drug Administration (FDA) to proceed under an IND prior to initiating their clinical development. Our ability to generate therapeutic product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. In addition, our therapeutic development programs contemplate the development of companion diagnostics, which are assays or tests designed to identify an appropriate patient populations. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates. The success of our product candidates will depend on several factors, including the following:

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

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical and clinical studies of PRA023 and preclinical studies of other potential product candidates targeting IBD, we do not know whether PRA023 or the other potential product candidates will perform in future clinical trials as they have performed in these prior studies. The positive results we have observed for PRA023 in preclinical animal models and our Phase 1 clinical trial may not be predictive of our ongoing and future clinical trials in UC, CD or SSc-ILD or future trials of PRA023 in these or other indications. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

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

•	restrictions, health reasons or otherwise resulting from the coronavirus, COVID-19;

•	subjects choosing an alternative treatment for the indication for which we are developing our therapeutic product candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

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

Further, conducting clinical trials in foreign countries, as in our ongoing Phase 2 clinical trials for PRA023, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries. For example, we have engaged CROs to conduct our Phase 2 trials outside the United States, including in Russia and Ukraine. Russia’s invasion of Ukraine in February 2022 may impact our ability to conduct certain of our trials in the region and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could hinder the completion of our clinical trials and/or analyses of clinical results, which could materially harm our business.

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

We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Utilizing our precision medicine approach, we plan to focus our development activities on genetically or biomarker defined patients that we believe will be most likely to respond to our therapeutic product candidates. As a result, the potential patient populations for our clinical trials are narrowed, and we may experience difficulties in identifying and enrolling a sufficient number of patients in our clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly. Our Enroll360 platform is unproven and we do not know whether enrolling and profiling patients into Enroll360 will translate into any improvement over traditionally slow enrollment rates or any enhanced ability to enroll patients into our biomarker-guided clinical trials who are actually more likely to respond to our therapeutic candidates.

Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance. We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

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

As an organization, we have never completed any late-stage clinical trials or submitted an application for regulatory approval, and may be unable to do so for any of our product candidates.

We are early in our development efforts for most of our product candidates and we will need to successfully complete IND-enabling studies, Phase 1 clinical trials and later-stage and pivotal clinical trials, in order to obtain FDA or comparable foreign regulatory approval to market PRA023 or any other therapeutic product candidates. Carrying out clinical trials and the submission of a successful BLA or NDA is a complicated process. As an organization, we commenced our first Phase 2 clinical trials in July 2021. However, we have not previously conducted any Phase 2 or Phase 3 clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not submitted a BLA or NDA or other comparable foreign regulatory submission for any therapeutic product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of PRA023 or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of therapeutic product candidates that we develop. Failure to commence or complete, or delays in, our ongoing or planned clinical trials, could prevent us from or delay us in submitting BLAs or NDAs for and commercializing our therapeutic product candidates.

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

We are conducting our Phase 2 clinical trials of PRA023 globally and may conduct future clinical trials outside the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are conducting our Phase 2 clinical trials of PRA023 globally and may conduct one or more of our future clinical trials for our product candidates outside the United States. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary.  Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;

•	foreign exchange fluctuations;

•	compliance with foreign manufacturing, customs, shipment and storage requirements;

•	cultural differences in medical practice and clinical research; and

•	diminished protection of intellectual property in some countries.
•	interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

In particular, we have engaged CROs to conduct our Phase 2 trials outside the United States, including in Russia and Ukraine. As a result of Russia’s invasion of Ukraine in February 2022, clinical trial sites in Ukraine and the surrounding region could suspend or terminate trials, and we may be prevented from obtaining data on patients already enrolled at affected sites. Furthermore, the United States and its European allies have imposed significant new sanctions against Russia, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia, parts of Ukraine and elsewhere in the region may become restricted under applicable sanctions laws, which would require us to identify alternative trial sites, which may increase our development costs and delay the clinical development of our product candidates. All of the foregoing could impede the execution of our clinical development plans, which could materially harm our business.

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

Fast Track designation by the FDA for PRA023 or our other product candidates may not actually lead to a faster development or regulatory review or approval process.

We have been granted a fast track designation for PRA023 by the FDA for the treatment of SSc-ILD and may seek fast track designations for our other product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. With regard to a fast track product candidate, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

Obtaining a fast track designation does not change the standards for product approval, but may expedite the development or approval process. Even though the FDA has granted such designation for PRA023, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that PRA023 or any other product candidate that may be granted fast track designation will receive marketing approval in the United States.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, biologics, and medical devices, or modifications to approved drugs, biologics, and medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We have entered into a co-development and manufacturing agreement with Falk pursuant to which we will co-develop and commercialize, exclusively in our respective territories, therapeutic product candidates targeting members of the TNF super family for the treatment of UC and CD under our PR600 program. In addition, we have entered into the Takeda Agreement with Millennium Pharmaceuticals, Inc., pursuant to which we established a strategic collaboration to develop a companion diagnostic product for selected drug targets, in support of development and potential commercialization by Takeda of any therapeutic clinical candidates that it develops in connection with the agreement for the treatment of IBD. With respect to Falk and Takeda, and what we expect will be the case with any future license or collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ willingness to successfully develop and commercialize the applicable development programs. Falk and Takeda may terminate the respective collaboration agreements for convenience and under certain other circumstances, including as a result of our uncured material breach of the agreement. Any such termination may adversely affect our business, financial condition, results of operation and prospects.

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

We are dependent on third parties to conduct our preclinical studies and expect to rely on such third parties for our current and future clinical trials, including our ongoing Phase 2 clinical trials of PRA023. Specifically, we have used and relied on, and intend to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and planned clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Moreover, the policies of the FDA and of other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

We expect to face competition from existing products and products in development for each of our therapeutic product candidates. If approved for the treatment of patients with moderate-to-severe IBD, PRA023 and our other development programs would compete with Entyvio, which is an a4b7 integrin antibody marketed by Takeda, Humira, which is a TNF antibody marketed by AbbVie Inc., Remicade, which is a TNF antibody marketed by Johnson & Johnson, Stelara, which is an IL-12/IL-23 antibody marketed by Johnson & Johnson, Xeljanz, which is a JAK1 inhibitor marketed by Pfizer Inc., Simponi, which is a TNF antibody marketed by Johnson & Johnson, and Zeposia, which is a S1P inhibitor marketed by Bristol-Myers Squibb Company.

We are aware of several companies with product candidates in development for the treatment of patients with UC and/or CD, including but not limited to Pfizer Inc.’s PF-06480605, which is an anti-TL1A antibody being developed in Phase 2 clinical trials, Rinvoq, which is a JAK1 inhibitor being developed in Phase 3 clinical trials by AbbVie Inc., and mirikizumab, which is an anti-IL-23 antibody being developed in Phase 3 clinical trials by Eli Lilly and Company. We are also aware of additional product candidates in clinical trials by AbbVie Inc., Abivax S.A., Amgen Inc., Applied Molecular Transport Inc., Arena Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, Bausch Health Companies, Inc., Bristol-Myers Squibb Company, C.H. Boehringer Sohn AG & Ko. KG, EA Pharma Co., Ltd., Gilead Sciences, Inc., Gossamer Bio, Inc., Johnson & Johnson, Landos Biopharma, Inc., Morphic Holding,

Inc., Merck & Co. Inc., Novartis International AG, Protagonist Therapeutics, Inc., RedHill Biopharma Ltd. and Seres Therapeutics, Inc.

If approved for the treatment of patients with SSc-ILD, PRA023 would compete with Ofev, which is a tyrosine kinase inhibitor marketed by Boehringer Ingelheim AG and Actemra, which is an IL-6 antibody marketed by F. Hoffmann-La Roche AG. We are aware of several companies with product candidates in development for the treatment of patients for SSc-ILD, including but not limited to Castle Creek Biosciences, Inc., Certa Therapeutics Pty Ltd., Chemomab Therapeutics Ltd., Cumberland Pharmaceuticals Inc., Emerald Health Pharmaceuticals Inc., Forbius PTY Limited, GlaxoSmithKline plc., Horizon Therapeutics plc, Incyte Corporation, Kyowa Kirin plc, Merck & Co., Inc., Mitsubishi Tanabe Pharma Corporation, Sanofi S.A., and Seagen, Inc.

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

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions have taken, and are continuing to take, actions in an effort to slow the spread of COVID-19 and variants of the virus. The continuing COVID-19 pandemic and any future epidemic diseases may cause disruptions that could severely impact our business, preclinical studies, planned clinical trials and financial condition, including by

•	disrupting the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials;
•	delaying, limiting or preventing our employees and CROs from continuing research and development activities;
•

impeding our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, including the risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•

impeding testing, monitoring, study procedures (such as endoscopies that are deemed non-essential), data collection and analysis and other related activities that may impact the integrity of subject data and clinical study endpoints; and

•	affecting the business of the FDA, European Medicines Agency (EMA) or other regulatory authorities, which could result in delays in meetings related to ongoing or planned clinical trials.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our preclinical studies, planned clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of variants, the duration of the pandemic, the timing and effectiveness of vaccine distribution, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, we may be subject to similar risks as posed by COVID-19.

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

We had 72 full-time employees and no part-time employees as of March 1, 2022. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by such healthcare professionals and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws require the registration or pharmaceutical sales representatives.

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

For example, in March 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to our potential product candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expands eligibility criteria for Medicaid programs; expands the entities eligible for discounts under the Public Health program; increases the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; creates a new Medicare Part D coverage gap discount program; establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and establishes a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

We currently operate in a number of jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings which may arise from conducting our business. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. At December 31, 2021, we had federal and state net operating loss (NOL) carryforwards of approximately $126.1 million and $85.0 million, respectively.

Under the Tax Act, federal NOL carryforwards arising in tax years beginning after December 31, 2017, may be carried forward indefinitely. Under the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. The deductibility of federal NOL carryforwards, particularly for tax years beginning after December 31, 2020, may be limited, along with NOLs generated in states that conform to the Tax Act or the CARES Act. In addition, our NOL carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Section 382 of the Code, our federal and state NOL carryforwards, as well as research credit carryovers, may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the Code) generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.  We had an ownership change analysis completed through June 30, 2021 and determined that the Company experienced ownership changes on May 31, 2017, September 1, 2017, September 26, 2017, May 29, 2019 March 27, 2020 and January 29, 2021. Based on the annual limitations associated with the change dates, the Company determined that, with the exception of $968,000 of federal research credits and $562,000 of California NOLs, the Company’s federal and state NOLs and credits generated prior to these change dates will be fully available within the carryover period, subject to an annual limitation on NOLs generated prior to January 29, 2021. The Company’s use of federal and state NOLs and credit carryforwards could be further limited by the provisions of Section 382 depending on the timing and amount of additional equity securities that have or will be issued subsequently to June 30, 2021. If an ownership change(s) occur subsequent to June 30, 2021, the Company’s NOLs and credits may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

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

Our current patent portfolio contains a limited number of patents and patent applications, some of which are in-licensed from third parties, related to various aspects of our therapeutic and diagnostic programs. While we co-own with Dr. Falk Pharma GmbH one U.S. pending PCT application related to the composition of our PR600 product candidate, we do not currently own or license any issued composition of matter patents covering our PR600 product candidate, and we cannot be certain that any non-provisional patent applications we or our licensors may file will result in issued patent claims covering the composition of matter of our PR600 product candidate. Provisional patent applications are not eligible to become issued patents until, among other things, a non-provisional patent application is filed claiming priority to one or more of our related provisional applications within 12 months of filing the first-filed provisional patent application. Composition-of-matter patents on the active pharmaceutical ingredient, or API, in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because those types of patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. Method-of-use patents protect the use of a product for the specified method and formulation patents cover formulations of the API. These types of patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method or from developing a different formulation that is outside the scope of the patented formulation. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, physicians may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common, and this type of infringement is difficult to prevent or prosecute. Accordingly, there can be no assurance that our patent portfolio will provide us with any competitive advantage.

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

We are dependent, in part, on patents, know-how and other intellectual property and proprietary technology licensed from others. We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, in September 2017, we entered into an exclusive license agreement with Cedars-Sinai, as amended and restated in 2021, that grants us an exclusive license from Cedars-Sinai under certain patent rights, information and materials related to novel therapeutic targets and diagnostic products for our therapeutic programs that are important to our business. This agreement and our other existing license agreements impose, and we expect that any future license agreements where we in-license intellectual property, will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license.

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

In the United States, there are numerous federal and state data privacy and security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder, imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Even when HIPAA does not apply, according to the Federal Trade Commission (FTC), violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

In Europe, the GDPR went into effect in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the EEA. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, imposes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the EU-US Privacy Shield Framework (Privacy Shield) for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). While the CJEU upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, the GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. From January 1, 2021, we have had to comply with the GDPR and separately the GDPR as implemented in the UK, each regime having the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. The relationship between the UK and the EU and the EEA in relation to certain aspects of data protection law remains unclear, including how data transfers between EU and EEA member states and the United Kingdom will be treated. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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

Our stock price has been, and is likely to continue to be, volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

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

An active, liquid and orderly market for our common stock may not be maintained.

We can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

As of March 1, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 59.1% of our outstanding common stock. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. The holders of 8,739,349 shares of our outstanding common stock, or approximately 22.4% of our total outstanding common stock based on shares outstanding as of March 1, 2022, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company,” unless we are not an accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we are in process of implementing additional financial and management controls and reporting systems and procedures. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2021, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. For example, in connection with the audits of our 2019 and 2020 annual consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in our internal controls due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures in the revenue cycle. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

The rules and regulations applicable to public companies have substantially increased and may continue to increase our legal and financial compliance costs and have made some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. For example, we have engaged CROs to conduct our Phase 2 trials outside the United States, including in Russia and Ukraine. Additionally, we exclusively outlicensed commercialization rights for our PR600 program to Falk in Europe, Australia and New Zealand. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at clinical trial sites within regions covered by such sanctions. For example, as a result of the military conflict between Russia and Ukraine, the United States and its European allies have recently announced the imposition of sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk in Ukraine, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any economic countermeasures by the governments of Russia or other jurisdictions, could adversely impact our ability to continue activities at clinical trial sites within regions covered by such sanctions or directly or indirectly disrupt our supply chain. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.

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

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and personal information. Despite the implementation of security measures, our internal technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to privacy and information security incidents, such as data breaches, damage from computer viruses, cybersecurity threats (such as denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures. As we become more dependent on information technologies to conduct our operations, such incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. If such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to health-related or other personal information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships.

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

Any security breach or other incident, whether real or perceived, that results in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personal, proprietary or other sensitive information could impact our reputation, cause us to incur significant liability and costs, including legal expenses, fines and penalties for any noncompliance with any privacy and security laws, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular loss. For further discussion on the potential liability related to the violation of these laws, see “Risk Factors-We, our collaborators and our service providers may be subject to a variety of privacy and data security laws and contractual obligations, which could increase compliance costs and our failure to comply with them could subject us to potentially significant fines or penalties and otherwise harm our business.”

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

The global credit and financial markets have recently experienced extreme volatility and disruptions (including as a result of the ongoing COVID-19 pandemic), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

The 2017 tax reform act amended the Internal Revenue Code (“Code”), effective for amounts paid or incurred in tax years beginning after December 31, 2021, to eliminate the immediate expensing of research and experimental expenditures (“R&E”) and require taxpayers to charge their R&E expenditures and software development costs (collectively, R&E expenditures) to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research). Additionally, we may claim the R&E credit only for costs that are eligible to be treated as R&E expenditures under the Code, it is expected that any amounts treated as qualified research expenditures for purposes of the R&E credit also will be capitalized under Code. Generally, we would expect both the amount of our net operating losses and R&E credits generated to decrease compared to tax years 2021 and prior over the next 5 years.  Due to our full federal valuation allowance, we anticipate these changes to be immaterial.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2022. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. For example, in connection with the audits of our 2019 and 2020 annual consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in our internal controls due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures in the revenue cycle. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In December 2020, we entered into a sublease agreement for our corporate headquarters located at 9410 Carroll Park Drive, San Diego, California 92121, where we occupy 40,000 square feet of office and laboratory space. The sublease agreement extends through June 2022. In March 2021, we entered into a lease for a new headquarters and laboratory space in San Diego, California and we expect to take control of the space in 2022. We believe that the lease agreement for our new corporate headquarters is adequate to meet our needs for the foreseeable future.

For additional information, see Note 9, Commitments and Contingencies included in Item 15 of this Annual Report.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “RXDX” since our initial public offering on March 16, 2021, which was completed at a price to the public of $19.00 per share.  Prior to our initial public offering, there was no public market for our common stock.

Holders of Common Stock

As of March 1, 2022, there were 39,073,802 shares of our common stock outstanding held by approximately 35 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report for information about our equity compensation plans which is incorporated by reference herein.

Performance Graph

Not applicable.

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

As of December 31, 2021, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report.

Overview

We are a clinical-stage biotechnology company pioneering a precision medicine approach to the discovery, development, and commercialization of novel therapeutic and companion diagnostic products for the treatment of immune-mediated diseases, starting first with inflammatory bowel disease (IBD). We leverage our proprietary precision medicine platform, Prometheus360™, which includes one of the world’s largest gastrointestinal (GI) bioinformatics database and sample biobank, to identify novel therapeutic targets and develop therapeutic candidates to engage those targets. In parallel, we are developing companion diagnostic tests designed to identify patients more likely to respond to our therapeutic candidates. We have generated a robust pipeline of therapeutic development programs for the treatment of immune-mediated diseases.

Our lead product candidate, PRA023, is a humanized IgG1 monoclonal antibody (mAb) that has been shown to block the tumor necrosis factor (TNF)-like ligand 1A (TL1A), a target associated with both intestinal inflammation and fibrosis that was clinically validated in Pfizer’s Phase 2a clinical trial in ulcerative colitis (UC). PRA023 has the potential to substantially improve outcomes for moderate-to-severe IBD patients, especially those predisposed to increased TL1A expression.

In 2021, we completed our Phase 1 clinical trial of PRA023 in normal healthy volunteers and advanced PRA023 into a Phase 2 randomized placebo-controlled clinical trial in patients with moderate-to-severe UC and an open-label Phase 2a clinical trial in patients with moderate-to-severe Crohn’s disease (CD), each utilizing our genetics-based companion diagnostic candidate designed to classify patients who are predisposed to increased expression of TL1A and therefore potentially more likely to respond to PRA023. We are currently enrolling patients in these clinical trials of PRA023 for UC and CD and expect to provide topline results from both of these clinical trials in the fourth quarter of 2022.

PRA023’s dual mechanism of action, targeting both inflammation and fibrosis, provides strong support for investigating the potential applicability of TL1A modification in areas outside IBD including indications in dermatology, pulmonary or hepatobiliary disease. In December 2021, we announced our plans to expand our pipeline beyond IBD into other immune-mediated diseases and plan to initiate a Phase 2 clinical trial for PRA023 in Systemic Sclerosis-associated Interstitial Lung Disease (SSc-ILD) by the end of the first quarter of 2022. In January 2022, the U.S. Food and Drug Administration (FDA) granted fast track designation for PRA023 for the treatment of SSc-ILD.

Our PR600 program targets a member of the TNF super family implicated in the function of memory T cells and T follicular helper cells in immune-mediated diseases. This target, expressed by immune cells, drives downstream biological pathways distinct from those activated by TNF or TL1A. It has been shown that blocking this target inhibits disease in multiple IBD animal models. In June 2021, we selected a clinical candidate for PR600 and initiated investigational new drug application (IND) enabling studies. We expect to submit an IND for this clinical candidate in the third quarter of 2022.

In 2020, we entered into a co-development and manufacturing agreement (the Falk Agreement) with Dr. Falk Pharma GmbH (Falk) for our PR600 program, in order to leverage Falk’s experience in GI drug development and commercialization in Europe. Under this agreement, we granted to Falk exclusive commercialization rights in Europe, Australia and New Zealand for PR600 and its companion diagnostic, while we retained commercialization rights in the United States and the rest of the world. In 2021, we earned both pre-clinical milestone payments from Falk related to our selection of a clinical candidate and our development of a companion diagnostic candidate for the PR600 program.

We continue to explore additional potential indications for our development programs and evaluate numerous other drug targets identified through Prometheus360 for therapeutic utility for potential drug discovery development. The research and development of therapeutic product candidates and companion diagnostics comprises our therapeutics business segment.

On June 30, 2019, we acquired from Nestlé Prometheus Laboratories, Inc. (PLI), which marketed and conducted several laboratory developed tests useful to gastroenterologists in monitoring their IBD patients’ disease state. Prior to our acquisition of PLI in June 2019, we had devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our Prometheus360 platform, discovering and identifying potential product candidates, establishing our intellectual property portfolio and conducting research and preclinical studies, and providing other general and administrative support for these operations.

On December 31, 2020, we completed the spinoff of PLI by making an in-kind distribution of 100% of our interest in PLI to our stockholders of record on December 30, 2020. Except as specifically indicated, the discussion of our operations excludes the operations of PLI, which are reported as a discontinued operation in the accompanying consolidated financial statements included elsewhere in this Annual Report and in the following discussion.

We do not expect to generate any revenue from therapeutic product sales until we successfully complete development and obtain regulatory approval for one or more of our therapeutic product candidates and companion diagnostics, which we expect will take a number of years and may never occur.

We have incurred operating losses in each year since inception. Our net losses, including those generated from PLI, were $90.2 million and $37.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $189.3 million. We expect our expenses and operating losses will continue to increase substantially as we conduct our ongoing global Phase 2 clinical trials of PRA023 and planned preclinical studies and clinical trials of PR600, continue our research and development activities, develop and validate companion diagnostics, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any services and collaboration revenue.

From inception and to the date of our initial public offering (IPO) in March 2021, we had raised a total of $175.6 million to fund our operations from gross proceeds from the sale and issuance of convertible preferred stock and $7.5 million from proceeds under our loan and security agreement (Loan Agreement) with Oxford Finance LLC and its affiliates (Oxford). In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received net of approximately $199.8 million. In July 2021, we voluntarily prepaid the aggregate outstanding principal balance of the Oxford Loan of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, accrued interest, and final payment due under the terms of the Loan Agreement and Oxford released all liens against our assets and terminated our other applicable obligations. As of December 31, 2021, we had cash and cash equivalents of $257.3 million.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months. If we obtain regulatory approval for any of our therapeutic product candidates and companion diagnostics, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As we continue to advance our pipeline of diagnostic products, we expect to incur additional costs associated with conducting clinical studies to demonstrate the utility of our products and support reimbursement efforts. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

COVID-19

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, restricting business functions outside of one’s home, and implementing vaccination requirements. While it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, particularly as we continue enrolling global clinical trials and advance other product candidates into clinical development, the continued spread of COVID-19 and the measures taken by the governmental authorities could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak could also potentially affect the business of the FDA, European Medicines Agency (EMA) or other regulatory authorities, which could result in delays in meetings related to our ongoing and planned clinical trials. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the virus and the actions to contain its impact.

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

Our Collaboration with Dr. Falk Pharma

In July 2020, we entered into a co-development and manufacturing agreement (the Falk Agreement) with Dr. Falk Pharma GmbH (Falk), pursuant to which we will co-develop and commercialize, exclusively in our respective territories, our PR600 therapeutic product candidate and companion diagnostic test. Under the Falk Agreement, we are obligated to use commercially reasonable efforts to conduct such development activities under an agreed development plan and we are responsible for regulatory approvals and commercialization of any products in the United States and the rest of the world, other than the Falk territory. Falk is responsible for regulatory approvals and commercialization of any products in the European Union, United Kingdom, Switzerland, the countries of the European Economic Area (excluding Malta and the Republic of Cyprus), Australia and New Zealand (Falk territory). Falk has agreed to fund 25% of our third party development costs set forth in the development plan. In June 2021, Falk made a milestone payment of $10 million to us upon the selection of a clinical candidate for our PR600 program and, in December 2021, Falk made the final milestone payment of $5 million to us, based on our development of a companion diagnostic candidate for the PR600 program. Falk is also obligated to pay us a mid-single to low-double digit royalty on net sales of all products incorporating antibodies covered by the agreement in the Falk territory and we agreed to pay Falk a low-single digit royalty on net sales for such products in our territory, subject to the terms and conditions set forth in the Falk Agreement.

Our Collaboration with Takeda

In March 2019, we entered into a Companion Diagnostic Development and Collaboration Agreement (the Takeda Agreement) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda, pursuant to which we agreed to develop a companion diagnostic product (Diagnostic Product) for drug targets selected by Takeda, and Takeda agreed to develop and commercialize any therapeutic clinical candidates that it develops directed against any selected drug targets for the treatment of IBD (Takeda Drugs). Takeda agreed to reimburse us for certain research and development expenses and in the event the parties agree on any drug targets to advance under the agreement we would be eligible to receive various payments, including future development and regulatory milestone payments, commercial milestone payments, sales milestone payments, and royalties on net sales of Takeda Drugs, subject to the terms and conditions set forth in the Takeda Agreement.

Components of Results of Operations

Revenue

Collaboration revenue

We currently derive all of our revenue from our collaboration agreements. For the foreseeable future, we expect to generate revenue from services performed under the Falk Agreement and Takeda Agreement. We may receive a combination of upfront payments and milestone payments under our current and/or future collaboration agreements.

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

Operating Expenses

Research and Development

Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts, the preclinical and clinical development of our product candidates and the development and validation of our companion diagnostics. Our research and development expenses include:

•	external costs, including expenses incurred under arrangements with third parties, such as CROs, contract manufacturers, consultants and our scientific advisors; and
•	internal costs, including:
•	employee-related expenses, including salaries, benefits, and stock-based compensation; the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
•	facilities, information technology and depreciation, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of equipment.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020
PRA023	$42,802	$15,846
PR600	10,602	1,444
Other preclinical programs	9,023	1,857
Total research and development	$62,427	$19,147

We expect our research and development expenses to increase for the foreseeable future as we continue to progress our Phase 2 clinical trials of PRA023 globally, advance PR600 through IND-enabling studies and initiate a Phase 1a clinical trial, develop companion diagnostics, and continue to advance several preclinical research and development programs. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation, for employees in our finance, accounting, legal, human resources, business development and support functions. Other general and administrative expenses include allocated facility, information technology and depreciation related costs not otherwise included in research and development expenses and professional fees for auditing, tax, intellectual property and legal services. Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred since recoverability of such expenditures is uncertain.

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

Loss From Discontinued Operations

On December 31, 2020, we completed the spinoff of PLI by making an in-kind distribution of 100% of our interest in PLI to our stockholders of record on December 30, 2020. The results of PLI have been classified as discontinued operations for the year ended December 31, 2020.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Twelve Months Ended December 31,
	2021	2020	Change
Collaboration revenue	$3,129	$1,229	$1,900
Operating expenses:
Research and development	62,427	19,147	43,280
General and administrative	28,505	11,089	17,416
Total operating expenses	90,932	30,236	60,696
Loss from operations	(87,803)	(29,007)	(58,796)
Other income (expense), net:
Interest income	108	13	95
Interest expense	(861)	(2,130)	1,269
Loss on early extinguishment of debt	(554)	—	(554)
Change in fair value of preferred stock purchase right liability	(980)	—	(980)
Change in fair value of preferred stock warrant liability	(105)	(15)	(90)
Total other income (expense), net	(2,392)	(2,132)	(260)
Loss from continuing operations	(90,195)	(31,139)	(59,056)
Loss from discontinued operations	—	(5,999)	5,999
Net loss	$(90,195)	$(37,138)	$(53,057)

Revenue

Revenue was $3.1 million for the year ended December 31, 2021 compared to $1.2 million for the year ended December 31, 2020. The increase of $1.9 million is mainly due to the increase in development activities for the PR600 program under the collaboration with Falk.

Research and Development Expenses

Research and development expenses were $62.4 million for the year ended December 31, 2021 compared to $19.1 million for the year ended December 31, 2020. The increase of $43.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by a $13.4 million increase in clinical trial expenses related to our Phase 1a clinical trial of

PRA023 and the initiation of our global Phase 2 clinical trials of PRA023, a $9.3 million increase in expense related to our contract manufacturing activities to support our clinical trials for PRA023 and pre-IND activities for PR600, a $6.8 million increase in expenses related to personnel costs due to increased headcount to support increased development and clinical trial activities, a $2.2 million increase in expenses associated with our Enroll360 platform, $2.1 million increase in expenses associated with the startup activities for our Phase 2 clinical trial for PRA023 in SSc-ILD, with the remainder due to increases in expenses related to research and development expenses for our other pre-clinical development programs and for ongoing development activities associated with our two main targets PRA023 and PR600.

General and Administrative Expenses

General and administrative expenses were $28.5 million for the year ended December 31, 2021 compared to $11.1 million for the year ended December 31, 2020. The increase of $17.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by a $8.3 million increase in stock compensation expense, out of which $4.7 million related to equity awards modification in connection with the passing of the Company’s former Chairman of the board of directors, a $3.5 million increase in expenses related to personnel costs due to increased headcount and one-time transaction costs indirectly related to our IPO of $1.8 million, with the remainder due to an increase in expenses related to operating as a public company.

Other Income (Expense), Net

Interest expense

Interest expense was $0.9 million for the year ended December 31, 2021 compared to interest expense of $2.1 million for the year ended December 31, 2020. The decrease of $1.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to reduction of non-cash interest expense incurred in connection with the deferred purchase price of PLI that was settled through conversion into Series D-2 preferred stock in January 2021 as well as the repayment of debt under the Loan Agreement in the third quarter of 2021.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $0.6 million consists of the unamortized debt issuance costs, prepayment penalty and final payment due under the terms of the Loan Agreement.

Loss from discontinued operations

For the year ended December 31, 2020, revenue from PLI totaled $36.6 million and operating expenses totaled $42.6 million.

Liquidity and Capital Resources

Sources of Liquidity

From our inception and to the date of our IPO, we received aggregate gross proceeds of $175.6 million from the sale of convertible preferred stock, $7.5 million from borrowings under our Loan Agreement with Oxford and $8.2 million from amounts received under the Falk and Takeda Agreements. In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $218.5 million, which resulted in net proceeds to us of approximately $199.8 million, after deducting underwriting discounts and commissions of approximately $15.3 million and offering-related transaction costs of approximately $3.4 million.  As of December 31, 2021, we had cash and cash equivalents of $257.3 million.

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

Future Capital Requirements

As of December 31, 2021, we had cash and cash equivalents in the amount of $257.3 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Twelve Months Ended December 31,
	2021	2020
Net cash provided by (used in)
Operating activities from continuing operations	$(63,505)	$(29,931)
Operating activities from discontinued operations	—	1,913
Investing activities from continuing operations	(1,136)	(204)
Investing activities from discontinued operations	—	(859)
Financing activities	267,694	79,886
Net increase in cash and cash equivalents	$203,053	$50,805

Operating Activities

Cash used by operating activities from continuing operations was $63.5 million during the year ended December 31, 2021 as compared to cash used in operating activities of $29.9 million during the year ended December 31, 2020. The increase of $33.6 million was primarily the result of the increase in net loss between the two periods of $59.1 million offset by increases in operating assets and liabilities of $14.1 million and stock compensation expense of $10.0 million.

Investing Activities

Including the operations of PLI, net cash used by investing activities was $1.1 million for the years ended December 31, 2021 and 2020, respectively, due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $267.7 million during the year ended December 31, 2021 as compared to $79.9 million during the year ended December 31, 2020. During the year ended December 31, 2021, we received proceeds of $218.5 million from the sale of our common stock in our IPO, net of issuance costs, proceeds of $73.7 million from the sale of shares of our Series D-2 convertible preferred stock, net of issuance costs, and proceeds of $0.4 million from the issuance of common stock under the employee stock purchase plan offset by $8.0 million used in repayment of debt and $17.3 million in financing costs. During the year ended December 31, 2020, we received $73.8 million from the issuance of our Series C and D-1 convertible preferred stock, net of issuance costs, and $7.3 million from proceeds under the Loan Agreement with Oxford offset by $1.5 million in financing costs related to our IPO.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements.

Revenue Recognition

To date, all of our revenue has been derived from our collaboration agreements with Falk and Takeda. The terms of these arrangements include payments to us for the following: non-refundable, upfront license fees; development, regulatory and commercial milestone payments; payments for research, and royalties on net sales of licensed products.

We recognize revenue in accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASC 606). In accordance with ASC 606, we perform the following steps in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as satisfy each performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

With respect to our assessment of the Falk and Takeda Agreements, we identified one performance obligation for each deliverable under the agreement since the delivered elements are not distinct within the context of the contract. Accordingly, we will recognize revenue for the transaction price in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the period over which it expects to deliver its performance obligations. We included certain milestones in the transaction price as they were deemed not probable of significant reversal at the inception of the agreement. Due to the uncertainty in the achievement of the developmental and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained (excluded) from the transaction price until such time that we conclude that it is probable that a significant reversal of previously recognized revenue will not occur.

Amounts received prior to satisfying the above revenue recognition criteria were recognized as deferred revenue until all applicable revenue recognition criteria were met. Deferred revenue represented the portion of payments received that have not been earned. Refer to Note 5 to our consolidated financial statements included elsewhere in this Annual Report for quantitative disclosures related to revenue recognition.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of stock option awards using the Black-Scholes option pricing model and recognize forfeitures as they occur.

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2021 and 2020. Stock-based compensation totaled approximately $10.7 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the unrecognized stock-based compensation expense related to stock options was $45.4 million which is expected to be recognized as expense over a weighted-average period of approximately 3.6 years.

Common Stock Valuations

Prior to our IPO in March 2021, the fair value of the common stock underlying our equity awards was determined on each grant date by our board of directors, taking into account input from management and independent third-party valuation analyses. Following the completion of our IPO, the fair value of our common stock is based on the closing price as reported on the date of grant on the Nasdaq Global Select Market.

Accrued Research and Development Costs

We are required to make estimates of our accrued expenses resulting from our obligations under contracts with CROs, manufacturers, vendors and consultants, in connection with conducting research and development activities. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended.

We account for these expenses according to the progress of the preclinical study as measured by the timing of various aspects of the study or related activities. In accruing for these activities, we obtain information from various sources and estimates level of effort or expense allocated to each period. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for a description of recent accounting pronouncements.

Contractual Obligations and Commitments

In March 2021, we executed a non-cancellable lease agreement for office and laboratory space in San Diego, California. The lease has an initial term of ten years, following the commencement date with an option to extend the lease for an additional five-year term. The lease provides for initial monthly rental payments of approximately $0.2 million with rent escalation and we are also responsible for certain operating expenses and taxes throughout the lease term. In October 2021, we executed an amendment to the lease agreement, which allows for the occupancy of an additional floor. The amended lease extends the initial term of the original lease to 127 months following the commencement date of the expansion premises, with an option to extend the lease term for an additional five-year term. The amended lease provides for initial monthly rental payments for the expansion premises of an additional approximately $0.2 million with rent escalation and we are also responsible for certain operating expenses and taxes throughout the lease term. We currently expect the lease to commence in 2022. The total future minimum lease payments under the amended lease are $47.1 million as of December 31, 2021. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report.

In July 2021, we voluntarily prepaid the aggregate outstanding principal balance of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, final payment and accrued interest due under the terms of the Loan Agreement, and the Loan Agreement was terminated in accordance with its terms. All liens and security interests securing the Oxford Loan were released upon termination. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. Any related cancellation fees are not reasonably possible to estimate if and when these provisions would be triggered and, therefore, the amounts are not fixed and determinable at this time.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Interest Rate Risk

Our cash and cash equivalents consist of cash in readily available checking accounts and money market accounts. We do not hold any short-term investments. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Due to the nature of our cash and cash equivalents, an immediate hypothetical 1% change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

Foreign Currency Exchange Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that are denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have had a material impact on our financial results.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our financial results during the periods presented.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prometheus Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prometheus Biosciences, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Discontinued Operations

As described in Note 6, in December 2020, the Company completed a spin-off of Prometheus Laboratories, Inc., which has been presented as discontinued operations in the accompanying consolidated financial statements.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018.

San Diego, California

March 9, 2022

Prometheus Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share data and par value)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$257,254	$54,201
Accounts receivable	1,079	1,086
Prepaid expenses and other current assets	7,050	2,169
Total current assets	265,383	57,456
Equipment, net	1,447	447
Deferred financing costs	—	1,730
Other assets	971	—
Total assets	$267,801	$59,633
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,153	$958
Accrued compensation	5,378	2,722
Accrued expenses and other current liabilities	6,050	2,894
Amounts due to Nestlé, current—related party	—	5,675
Payable to PLI	193	1,130
Deferred revenue	3,668	1,876
Total current liabilities	16,442	15,255
Long-term debt, net	—	7,399
Deferred revenue, non-current	16,204	4,597
Preferred stock purchase right liability	—	3,900
Total liabilities	32,646	31,151
Commitments and contingencies (Note 9)
Convertible preferred stock—$0.0001 par value; no shares and 254,983,985 shares authorized at December 31, 2021 and 2020, respectively; no shares and 160,864,434 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preferences of $0 and $130,487 at December 31, 2021 and 2020, respectively.	—	126,023
Stockholders’ equity (deficit):
Preferred stock—$0.0001 par value; 40,000,000 shares and no shares authorized at December 31, 2021 and 2020, respectively; no shares issued and outstanding at December 31, 2021 and 2020.	—	—
Common stock—$0.0001 par value; 400,000,000 shares and 325,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 38,960,716 shares and 1,768,325 shares issued at December 31, 2021 and 2020, respectively; 38,943,110 shares and 1,713,622 shares outstanding at December 31, 2021 and 2020, respectively.	4	—
Additional paid-in capital	424,492	1,605
Accumulated deficit	(189,341)	(99,146)
Total stockholders’ equity (deficit)	235,155	(97,541)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$267,801	$59,633

See accompanying notes to the consolidated financial statements.

Prometheus Biosciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Collaboration revenue	$3,129	$1,229
Operating expenses:
Research and development	62,427	19,147
General and administrative	28,505	11,089
Total operating expense	90,932	30,236
Loss from operations	(87,803)	(29,007)
Other income (expense), net:
Interest income	108	13
Interest expense	(861)	(2,130)
Loss on early extinguishment of debt	(554)	—
Change in fair value of preferred stock purchase right liability	(980)	—
Change in fair value of preferred stock warrant liability	(105)	(15)
Total other income (expense), net	(2,392)	(2,132)
Loss from continuing operations	(90,195)	(31,139)
Loss from discontinued operations	—	(5,999)
Net loss	$(90,195)	$(37,138)
Net loss per share, basic and diluted:
Continuing operations	$(2.88)	$(20.78)
Discontinued operations	—	(4.00)
Net loss per share, basic and diluted	$(2.88)	$(24.78)
Weighted average shares outstanding, basic and diluted	31,334,154	1,498,973

See accompanying notes to the consolidated financial statements.

Prometheus Biosciences, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	58,145,867	$43,740	1,351,380	$—	$483	$(37,451)	$(36,968)
Issuance of Series C convertible preferred stock for cash, net of issuance costs of $74	28,063,500	27,989	—	—	—	—	—
Issuance of Series C convertible preferred stock upon release of escrow of acquisition-related contingent consideration	3,500,000	3,500	—	—	—	—	—
Issuance of Series C convertible preferred stock for deferred purchase price	5,000,000	5,000	—	—	—	—	—
Issuance of Series D convertible preferred stock for cash, net of issuance costs of $305	61,066,216	41,948	—	—	—	—	—
Issuance of Series D convertible preferred stock for deferred purchase price	5,088,851	3,846	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	36,200	—	112	—	112
Vesting of common shares issued to founders	—	—	48,750	—	1	—	1
Vesting of common shares issued for licensing rights	—	—	111,667	—	1	—	1
Issuance of common stock upon exercise of stock options	—	—	131,002	—	156	—	156
Vesting of early exercised stock options	—	—	34,623	—	12	—	12
Impact of spinoff of diagnostic services business	—	—	—	—	—	(24,557)	(24,557)
Stock-based compensation	—	—	—	—	840	—	840
Net loss	—	—	—	—	—	(37,138)	(37,138)
Balance at December 31, 2020	160,864,434	$126,023	1,713,622	$—	$1,605	$(99,146)	$(97,541)
Issuance of Series D-2 convertible preferred stock for cash, net of issuance costs of $94	86,775,740	73,763	—	—	—	—	—
Issuance of Series D-2 convertible preferred stock for settlement of deferred purchase price	7,219,560	6,144	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability	—	4,880	—	—	—	—	—
Conversion of convertible preferred stock into common stock at initial public offering	(254,859,734)	(210,810)	25,485,955	3	210,807	—	210,810
Issuance of shares of common stock in initial public offering for cash, net of issuance costs of $18,709	—	—	11,500,000	1	199,791	—	199,792
Reclassification of convertible preferred stock warrants	—	—	—	—	169	—	169
Issuance of common stock in exchange for services	—	—	28,850	—	725	—	725
Issuance of common stock upon exercise of stock options	—	—	151,436	—	237	—	237
Issuance of common stock under employee stock purchase plan	—	—	26,150	—	428	—	428
Vesting of early exercised stock options	—	—	37,097	—	32	—	32
Stock-based compensation	—	—	—	—	10,698	—	10,698
Net loss	—	—	—	—	—	(90,195)	(90,195)
Balance at December 31, 2021	—	$—	38,943,110	$4	$424,492	$(189,341)	$235,155

See accompanying notes to the consolidated financial statements.

Prometheus Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(90,195)	$(37,138)
Loss from continuing operations	(90,195)	(31,139)
Loss from discontinued operations	—	(5,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258	109
Stock-based compensation expenses	10,698	739
Loss on early extinguishment of debt	554	—
Change in fair value of preferred stock purchase right liability	980	—
Change in fair value of preferred stock warrant liability	105	—
Common stock issued in exchange for services	725	113
Noncash interest expense	553	1,589
Other	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	7	(1,086)
Prepaid expenses and other current assets	(4,881)	(1,802)
Other assets	(971)	—
Accounts payable	103	(480)
Accrued compensation	2,655	1,738
Accrued expenses and other current liabilities	3,443	1,108
Payments made to PLI	—	(6,866)
Payable to PLI	(937)	1,130
Deferred revenue	13,398	4,931
Net cash used in operating activities – continuing operations	(63,505)	(29,931)
Net cash used in operating activities – discontinued operations	—	1,913
Net cash used in operating activities	(63,505)	(28,018)
Cash flows from investing activities
Purchase of property and equipment	(1,136)	(204)
Net cash used in investing activities – continuing operations	(1,136)	(204)
Net cash used in investing activities – discontinued operations	—	(859)
Net cash used in investing activities	(1,136)	(1,063)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	73,749	73,826
Proceeds from issuance of long-term debt, net of issuance costs	—	7,338
Payments of stock issuance costs	—	(23)
Repayment of debt	(7,963)	—
Proceeds from sale of common stock in initial public offering	218,500	—
Payment of financing costs	(17,257)	(1,452)
Proceeds from issuance of common stock under employee stock purchase plan	428	—
Proceeds from issuance of common stock upon stock option exercises	237	197
Net cash provided by financing activities	267,694	79,886
Net increase in cash and cash equivalents	203,053	50,805
Cash and cash equivalents at beginning of period – continuing operations	54,201	4,450
Cash and cash equivalents at beginning of period – discontinued operations	—	3,921
Cash and cash equivalents cash at end of period	257,254	59,176
Cash and cash equivalents at end of period – discontinued operations	—	4,975
Cash and cash equivalents at end of period – continuing operations	$257,254	$54,201

Supplemental disclosures
Cash paid for income taxes	$15	$7
Cash paid for interest expense on Oxford debt	$315	$571
Supplemental schedule of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$210,810	$—
Reclassification of preferred stock purchase right liability to equity due to issuance of Series D convertible preferred stock	$4,880	$—
Reclassification of warrant liability to equity due to conversion from preferred stock warrant to common stock warrant upon completion of initial public offering	$169	$—
Issuance of Series D-2 convertible preferred stock for the settlement of deferred purchase price	$6,144	$—
Acquisition-related consideration held in escrow	$—	$(3,500)
Issuance of Series C convertible preferred stock for deferred purchase price	$—	$5,000
Vesting of unvested issued common stock	$32	$38
Costs incurred, but not paid, in connection with capital expenditures included in accounts payable	$153	$181
Preferred stock purchase right liability	$(4,880)	$3,900

See accompanying notes to the consolidated financial statements.

PROMETHEUS BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Prometheus Biosciences, Inc. (the Company) was incorporated in the state of Delaware on October 26, 2016 under the name Precision IBD, Inc. and is headquartered in San Diego, California. The Company changed its name to Prometheus Biosciences, Inc. on October 1, 2019. The Company’s business is focused on the discovery, development and commercialization of therapeutic and companion diagnostic products for the treatment of immune-mediated diseases, starting first with inflammatory bowel disease (IBD).

In June 2019, the Company acquired Prometheus Laboratories, Inc. (PLI) and the related intangible assets used by PLI. PLI was wholly owned by Nestlé Health Science US Holdings, Inc. and the related intangible assets were owned by Societé Des Produits Nestlé S.A (together, Nestlé) (see Note 6). PLI marketed and conducted several laboratory developed tests useful to gastroenterologists in monitoring their IBD patients’ disease state and informing their therapeutic decisions.

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

Liquidity

The Company has incurred net losses since inception, experienced negative cash flows from operations, and as of December 31, 2021, has an accumulated deficit of $189.3 million. The Company has historically financed its operations primarily through private placements of convertible preferred stock. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company believes its current capital resources will be sufficient for the Company to continue as a going concern for at least one year from the issuance date of these consolidated financial statements.

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
2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

On December 31, 2020, the Company completed the spinoff of PLI. The results of operations for all periods presented have been presented as discontinued operations in the accompanying consolidated financial statements in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations (see Note 6 for additional information on discontinued operations).

On an ongoing basis, management evaluates its estimates, primarily related to revenue recognition, stock-based compensation, fair value of common stock, fair value of the convertible preferred stock, fair value of the preferred stock purchase right liability, and accrued research and development costs. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the valuation of stock require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and until December 31, 2020, the date at which the spinoff was completed, its wholly-owned subsidiary, PLI and have been prepared in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

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

Prior to the spinoff of PLI in December 2020, the Company determined its operating segments to be the therapeutics and diagnostic services businesses. The therapeutics business derives substantially all of its revenue from collaboration agreements and devotes all of its efforts to development of product candidates and companion diagnostics in the IBD space. The diagnostic services business, which is recorded as a discontinued operations, derives its revenue from diagnostic services in the IBD space generated from the conduct of laboratory developed tests. Subsequent to the spinoff, the Company operates in one segment. The Company operates solely in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The cash and cash equivalents balance at December 31, 2021 and 2020 represents cash in readily available checking and money market accounts.

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

Accounts Receivable

Accounts receivable is stated at the original invoice amount and consists of certain clinical trial costs subject to reimbursement under the Company’s collaboration agreements. The Company did not record any allowance for doubtful accounts as of December 31, 2021 and 2020.

Equipment, Net

Equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which ranges from three to five years. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operating expenses as incurred.

Long-Lived Assets

The Company’s long-lived assets are comprised principally of its equipment.

If the Company identifies a change in the circumstances related to its long-lived assets that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is not recoverable when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.

Deferred Financing Costs

At December 31, 2020, $1.7 million of deferred financing costs were recorded in the accompanying consolidated balance sheets. Upon completion of the IPO in March 2021, all of these costs were offset against the proceeds from the IPO and there were no deferred financing costs recorded as of December 31, 2021.

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

To date, all of the Company’s collaboration revenue has been derived from its collaboration agreement with Dr. Falk Pharma GmbH and its collaboration agreement with Millennium Pharmaceuticals, Inc., a subsidiary of Takeda Pharmaceutical Company Limited (collectively, Takeda) as described in Note 5. The terms of these arrangements include the following types of payments to the Company: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for research and development services provided by the Company; and royalties on net sales of licensed products. At the initiation of an agreement, the Company analyzes whether each unit of account results in a contract with a customer under ASC 606 or in an arrangement with a collaborator subject to guidance under ASC 808, Collaborative Arrangements (ASC 808).

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

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense in the accompanying consolidated statements of operations and are expensed as incurred since recoverability of such expenditures is uncertain.

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

For restricted stock awards, the fair value of the award is the estimated fair value of the Company’s common stock on the grant date, as determined by the Company’s board of directors.

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

After the completion of the IPO, the fair value of each share of common stock is based on the closing price of the Company’s common stock as reported by Nasdaq Global Select Market.

Preferred Stock Purchase Right Liabilities

From time to time, the Company entered into convertible preferred stock financings where, in addition to the initial closing, investors agreed to buy, and the Company agreed to sell, additional shares of that convertible preferred stock at a fixed price in the event that certain conditions were met or agreed upon milestones are achieved. The Company evaluated this purchase right and assessed whether it met the definition of a freestanding instrument and, if so, determined the fair value of the purchase right liability and recorded it on the balance sheet with the remainder of the proceeds raised allocated to convertible preferred stock. The preferred stock purchase right liability was revalued at each reporting period with changes in the fair value of the liability recorded as change in fair value of preferred stock purchase right liability in the statements of operations. Upon the issuance of the shares of Series D-2 convertible preferred stock in January 2021, the preferred stock purchase right liability no longer required liability accounting and the then fair value of the preferred stock purchase right liability was reclassified into stockholders’ equity.

The Company performed the final remeasurement of the preferred stock purchase right liability as of the issuance of the shares of Series D-2 convertible preferred stock and recorded a $1.0 million change in fair value into other income (expense) for the year ended December 31, 2021.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. The Company has excluded 32,381 and 145,046 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the years ended December 31, 2021 and 2020, respectively. Dilutive common stock equivalents are comprised of convertible preferred stock, options outstanding under the Company’s stock option plan, warrants to purchase common or convertible preferred stock and ESPP shares pending issuance.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two- class method required for participating securities as the convertible preferred stock are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the years ended December 31, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2021	2020
Convertible preferred stock outstanding	—	16,086,426
Common stock options issued and outstanding	6,474,039	2,930,248
Warrants to purchase common stock outstanding	14,884	—
Warrants to purchase convertible preferred stock outstanding	—	11,250
ESPP shares pending issuance	7,187	—
Total	6,496,110	19,027,924

Comprehensive Loss

Net loss and comprehensive loss were the same for the periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

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

Adoption of New Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. The Company early adopted this standard on January 1, 2021 by applying the modified retrospective approach (see Note 9).  The Company made accounting policy elections to exclude leases with terms of 12 months or less from the recognition requirements and to not separate lease and non-lease components. As the Company only had short term leases as of the adoption date, there was no cumulative-effect transition adjustment required to the opening balance of accumulated deficit upon the adoption of this standard.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock, as well as, amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related EPS guidance. The amendments in this ASU are effective for the Company on January 1, 2024, including interim periods within those fiscal years. The Company early adopted this standard on January 1, 2021 by applying the modified retrospective approach. There was no cumulative-effect transition adjustment required to the opening balance of accumulated deficit upon the adoption of this standard.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The ASU removes certain exceptions to the general principles in Topic 740. The new guidance also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for our annual reporting periods beginning after

December 15, 2020. The Company adopted this standard on January 1, 2021 and it did not have a material impact on its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In April 2012, the Jump-Start Our Business Startups Act (the JOBS Act) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. As an emerging growth company, the Company may elect to adopt new or revised accounting standards when they become effective for non-public companies, which typically is later than when public companies must adopt the standards. The Company has elected to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for emerging growth companies, which are the dates included above.
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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, which is considered a Level 2 input, the Company believes that the fair value of long-term debt approximates its carrying value.

The Company’s financial instruments that are carried at fair value consist of Level 3 liabilities. There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020. At December 31, 2020, Level 3 liabilities that were measured at fair value on a recurring basis consisted of warrants to purchase shares of convertible preferred stock and a preferred stock purchase right liability. The Company had no Level 3 liabilities at December 31, 2021 as the liabilities for the warrants to purchase shares of convertible preferred stock and the preferred stock purchase right was remeasured and reclassified to stockholders’ equity upon the closing of the Company’s IPO in March 2021 and the issuance of shares of Series D-2 convertible preferred stock in January 2021, respectively.

Convertible Preferred Stock Warrant Liability

The Series C convertible preferred stock warrant liability was recorded at fair value utilizing the Black-Scholes option pricing model using significant unobservable inputs consistent with the inputs used for the Company’s stock-based compensation expense adjusted for the preferred stock warrants’ expected term and the fair value of the underlying preferred stock.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the Series C convertible preferred stock warrant liability at the date of the IPO and December 31, 2020 were as follows:

	IPO Date	December 31, 2020
Fair value of underlying preferred stock	$1.90	$0.83
Risk-free interest rate	1.70%	1.70%
Expected volatility	70.00%	70.00%
Expected term (in years)	9.0	9.2
Expected dividend yield	—%	—%

Preferred Stock Purchase Right Liability

The preferred stock purchase right liability was determined using a valuation model that considered: (i) the risk-free rate commensurate with the expected milestone timing of 0.09%; (ii) the probability of the Series D-2 tranche of 80.0%; (iii) volatility of 80.0%; (iv) consideration received for the Series D-1 preferred stock; (v) the number of shares to be issued to satisfy the preferred stock purchase right and at what price; and (vi) certain implied and provided assumptions needed to calibrate the Series D-1 value and the Series D-2 purchase right. Upon the issuance of the shares of Series D-2 convertible preferred stock in January 2021, the liability was remeasured and as a result of closing the sale of shares of Series D-2 convertible preferred stock, a charge of $1.0 million was recorded in the statement of operations for the year ended December 31, 2021.

Activity of Liabilities Using Fair Value Level 3 Measurements

The following table summarizes the activity of the financial instruments valued using Level 3 inputs (in thousands):

	Acquisition-related Consideration Held in Escrow	Convertible Preferred Stock Warrant Liability	Series D Convertible Preferred Stock Purchase Right Liability
Balance at December 31, 2019	$3,500	$—	$—
Acquisition-related consideration released from escrow	(3,500)	—	—
Issuance of Series C convertible preferred stock warrants	—	79	—
Issuance of Series D convertible preferred stock purchase right liability	—	—	3,900
Change in fair value	—	(15)	—
Balance at December 31, 2020	—	64	3,900
Change in fair value	—	105	980
Reclassification of warrant liability to equity due to conversion from preferred stock warrant to common stock warrant upon completion of initial public offering	—	(169)	—
Settlement of Series D convertible preferred stock purchase right liability			(4,880)
Balance at December 31, 2021	$—	$—	$—

4.	Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid contract manufacturing expenses	$3,808	$121
Prepaid clinical trial expenses	1,397	998
Prepaid research and development expenses	627	775
Other prepaid expenses	1,218	275
Total	$7,050	$2,169

Equipment, Net

Equipment, net, consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Laboratory equipment	$1,830	$572
Office equipment and furniture	24	24
	1,854	596
Less accumulated depreciation	(407)	(149)
Total	$1,447	$447

Depreciation expense related to property and equipment was $0.3 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Accrued Compensation

Accrued compensation consist of the following (in thousands).

	December 31, 2021	December 31, 2020
Accrued salaries and payroll taxes	$64	$402
Accrued vacation	—	102
Accrued employee stock purchase plan contributions	129	—
Accrued bonuses	5,024	1,556
Accrued severance	161	662
Total	$5,378	$2,722

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued research and development expenses	$2,123	$216
Accrued clinical trial expenses	1,999	109
Accrued contract manufacturing expenses	906	1,343
Accrued legal expenses	531	490
Unvested early exercise liability	35	67
Accrued other	456	669
Total	$6,050	$2,894

5.	Collaboration and License Agreements

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

As consideration for the license rights, in September 2017 the Company issued (i) 257,500 shares of fully vested common stock, and (ii) 335,000 shares of unvested restricted common stock, all of which is vested as of December 31, 2020. The fair value of all of the shares were measured at the date of issuance. The shares of unvested restricted common stock had vesting conditions tied to continuing services required of certain Cedars-Sinai employees pursuant to consulting agreements with the Company. One third of the restricted shares were released from restriction annually on the anniversary of the Agreement over a three-year period. Additionally, the Company is obligated to pay Cedars-Sinai low- to mid-single digit percentage royalties on net sales of products covered under the License Agreement. The term of, and the Company’s royalty obligations under, the License Agreement expires on a licensed product-by-product and country-by-country basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country.

In 2017, the Company and Cedars-Sinai also entered into research agreements, under which the parties can provide research services to each other at pricing specified in individual statements of work. During the years ended December 31, 2021 and 2020, no services were provided under the agreements.

Dr. Falk Pharma GmbH

In July 2020, the Company entered into a Co-Development and Manufacturing Agreement (the Falk Agreement) with Dr. Falk Pharma GMBH (Falk), pursuant to which the parties will co-develop and commercialize, exclusively in their respective territories, therapeutic product candidates targeting members of the TNF super family for the treatment of UC and CD under the Company’s PR600 program. Under the Falk Agreement, the Company is obligated to use commercially reasonable efforts to conduct development activities under an agreed development plan and the Company is responsible for regulatory approvals and commercialization of any products in the United States and the rest of the world, other than the Falk territory. Falk is responsible for regulatory approvals and commercialization of any products in the European Union, United Kingdom, Switzerland, the countries of the European Economic Area (excluding Malta and the Republic of Cyprus), Australia and New Zealand (Falk territory). Falk agreed to fund 25% of the Company’s third-party development costs set forth in the development plan.

Under the agreement, Falk paid the Company an upfront payment of $2.5 million and made a second payment of $2.5 million following the parties’ mutual agreement on the development plan. In addition, in June 2021, Falk made a milestone payment to the Company of $10 million upon the selection of a clinical candidate for the PR600 program and, in December 2021, Falk made the final milestone payment of $5 million, based on the Company’s development of a companion diagnostic candidate for the PR600 program. Falk is also obligated to pay the Company a mid-single to low-double digit royalty on net sales of all products incorporating antibodies covered by the agreement in the Falk territory, and the Company agreed to pay Falk a low-single digit royalty on net sales for such products in the Company’s territory.

The Company has identified one performance obligation for all the deliverables under the Falk Agreement. Accordingly, the Company is recognizing revenue for the transaction price allocated to the performance obligation in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the eight-year period over which it expects to satisfy its performance obligation. The Company included the upfront payment and all milestone payments in the transaction price as it was deemed not probable of significant reversal at the inception of the agreement. In connection with the Falk Agreement, the Company recognized revenue of $2.8 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively, and had deferred revenue of $18.7 million and $4.8 million as of December 31, 2021 and 2020, respectively. This deferred revenue balance is expected to be recognized proportionally as expenses are incurred over the estimated eight-year term.

Millennium Pharmaceuticals, Inc., a subsidiary of Takeda Pharmaceutical Company Limited

In March 2019, the Company entered into a Companion Diagnostics Development and Collaboration Agreement (the Takeda Agreement) with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda, pursuant to which the Company agreed to develop a companion diagnostic product for drug targets selected by Takeda, and Takeda agreed to develop and commercialize any therapeutic clinical candidates that it develops directed against any selected drug targets for the treatment of IBD (Takeda Drugs). Under the Takeda Agreement, Takeda agreed to reimburse us for certain research and development expenses and in the event the parties agree on any drug targets to advance under the agreement we would be eligible to receive various payments, including future development and regulatory milestone payments, commercial milestone payments, sales milestone payments, and royalties on net sales of Takeda Drugs, subject to the terms and conditions set forth in the Takeda Agreement.

The Company has identified one performance obligation per target for all the deliverables under the agreement since the delivered elements are not distinct within the context of the contract. Accordingly, the Company will recognize revenue for the transaction price in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the four-year period over which it expects to satisfy its performance obligations. The Company included one milestone in the transaction price as it was deemed not probable of significant reversal at the inception of the agreement. Due to the uncertainty in the achievement of the developmental and commercial milestones, the variable consideration associated with these future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period. As of December 31, 2021, there have been no significant changes in estimates or judgments since the inception of the contract. In connection with the Takeda Agreement, the Company recognized revenue of $0.4 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively, and had deferred revenue of $1.2 million and $1.7 million as of December 31, 2021 and 2020, respectively.

A reconciliation of deferred revenue related to the Falk and Takeda agreements for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Takeda Agreement	Falk Agreement	Total
Balance at December 31, 2019	$1,542	$—	$1,542
Amounts received	960	5,200	6,160
Revenue recognized	(792)	(437)	(1,229)
Balance at December 31, 2020	1,710	4,763	6,473
Amounts received/credited	(150)	16,678	16,528
Revenue recognized	(379)	(2,750)	(3,129)
Balance at December 31, 2021	$1,181	$18,691	$19,872

The Company expects to recognize $3.7 million of the deferred revenue balance in 2022.

6.Discontinued Operations

On June 30, 2019, the Company acquired 100% of the common stock of PLI and the related intangible assets used by PLI for total consideration of approximately $31.7 million, consisting of the issuance of 16.5 million shares of the Company’s Series C convertible preferred stock with a fair value of $16.5 million, the present value of $15.0 million in deferred cash payments due as follows: $5.0 million due on June 30, 2020 and $10.0 million due on June 30, 2021, and acquisition-related contingent consideration consisting of 3,500,000 shares of the of the Company’s Series C convertible preferred stock with a fair value of $3.5 million. The deferred cash payments totaling $15.0 million were not contingent upon any event and to reflect the interest component were discounted at 12%. In June 2020, $5.0 million of deferred cash payments were converted to 5,000,000 shares of Series C convertible preferred stock and in October 2020, $3.8 million of deferred cash payments were converted to 5,088,851 shares of Series D convertible preferred stock. In addition, in January 2021, $6.1 million of deferred cash payments were converted to 7,219,560 shares of Series D-2 convertible preferred stock. As of December 31, 2021 and 2020, a total of $0 and $5.7 million, respectively, is recorded as Amounts due to Nestlé, current—related party in the accompanying consolidated balance sheets. The acquisition-related contingent consideration stipulated certain revenue thresholds for the Anser® test during the first calendar year following the acquisition. The shares were released from escrow on June 30, 2020.

In December 2020, in order to achieve the Company’s strategic objectives, the Company’s board of directors approved the spinoff of PLI by making an in-kind distribution of 100% of its interest in PLI to the Company’s stockholders of record on December 30, 2020. In connection with the spinoff, which was effected on December 31, 2020, the Company assigned PLI specific intellectual property to PLI; entered into a transition services agreement whereby the Company agreed to provide PLI with certain transition services including general and administrative, finance and clinical operations support; and entered into a sublease agreement under which the Company occupied approximately 40,000 square feet in the PLI facility for a term of one year, which was subsequently extended for six months through June 2022. Post spinoff, the Company retained obligations under the Oxford Loan (see Note 7) and for the deferred cash payments to Nestlé.

The major line items constituting the loss of PLI for the year ended December 31, 2020, which are reflected in the accompanying consolidated statements of operations as discontinued operations, are as follows:

Year Ended December 31, 2020
Diagnostic services revenue	$36,593
Operating expenses:
Cost of diagnostic services revenue	12,625
Research and development	4,956
Sales and marketing	10,993
General and administrative	9,885
Restructuring	2,260
Amortization of intangible assets	1,179
Goodwill impairment charge	724
Total operating expenses	42,622
Income (loss) from discontinued operations	(6,029)
Interest income	30
Loss from discontinued operations, net of taxes	$(5,999)

Commitments and Contingencies

At the acquisition date, PLI was involved with several legal proceedings and claims against it. All claims against PLI remained obligations of PLI and effective upon the spinoff, the Company has no remaining obligations with respect to these claims.
7.	Long Term Debt

In January 2020, the Company entered into a Loan and Security Agreement with Oxford Finance LLC and its affiliates (Oxford) (the Oxford Loan) which provides for total borrowings of up to $25.0 million, of which $7.5 million was drawn upon execution of the agreement. Interest accrues at an annual rate at the greater of (a) the 30-day U.S. LIBOR rate reported the last business day of the month that immediately precedes the month in which the interest will accrue, or (b) 2.01%, plus 5.98%, with a minimum annual rate of 7.99%. From March 1, 2020, through February 28, 2023, the Company is required to make interest only payments. Beginning March 1, 2023, in addition to interest payments, the monthly payments will include an amount equal to the outstanding principal divided by 24 months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 4.0% of the original principal amount borrowed and 3% of the future amount to be funded.

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

In addition, warrants to purchase 112,500 shares of Series C convertible preferred stock were issued to Oxford in conjunction with the execution of the agreement at an exercise price of $1.00 per share. The warrants have a ten-year life and are exercisable immediately. The warrants contain anti-dilution protection in the event an issuance of common stock is lower than the if converted Series C convertible preferred stock, subject to customary exceptions as set forth in the Company’s Certificate of Incorporation. The fair value of the warrant, the debt issuance costs and the final payment totaling approximately $0.6 million are being amortized to interest expense using the effective interest method over the term of the debt.

In July 2021, the Company voluntarily prepaid the aggregate outstanding principal balance of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, accrued interest, and final payment due under the terms of the Oxford Loan, and the Loan Agreement was terminated in accordance with its terms. All liens and security interests securing the Oxford Loan were released upon termination. The Company recognized a $0.6 million loss on extinguishment on the Company’s consolidated statements of operations for the year ended December 31, 2021.

8.	Stockholders’ Equity (Deficit)

Amended Articles of Incorporation

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

The Company determined its obligation to issue additional shares of the Company’s Series D-2 convertible preferred stock in the Initial Series D Closing represented a freestanding financial instrument that required liability accounting. This freestanding preferred stock purchase right liability for the additional closing was recorded at fair value, with changes in fair value recognized in the statements of operations. As of the Initial Series D Closing, the estimated fair value of the preferred stock purchase right liability was $3.9 million. In January 2021, 93,995,300 shares of Series D-2 convertible preferred stock were issued, of which, 7,219,560 were issued to Nestlé for the satisfaction of deferred purchase price obligations of $6.1 million.  Upon the closing of the sale of these shares, the preferred stock purchase right liability was remeasured to fair value and the change in fair value of $1.0 million was recorded in the statement of operations for the year ended December 31, 2021. The liability was then reclassified to stockholders’ equity.

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

The rights, preferences and privileges of the convertible preferred stock as of December 31, 2020 were as follows:

Dividends

The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock unless the holders of Series A , B, C, and D convertible preferred stock (collectively referred to as Preferred Stock) shall first receive, or simultaneously receive, a dividend on each outstanding share of Preferred Stock in an amount equal to (on an as-if-converted to Common Stock basis) the amount paid or set aside for each share of Common Stock. There have been no dividends declared by the board as of December 31, 2020.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, as defined, each holder Series D Preferred Stock is entitled to receive, prior and in preference to any distributions to the holders of Series A preferred stock, Series B preferred stock, Series C preferred stock and common stock, an amount equal to the greater of (i) the Original Issue Price per share, plus any declared but unpaid dividends thereon or (ii) the amount such holder would have received if such holder had converted its shares into common stock immediately prior to such liquidation event. Subject to the prior payment of all amounts due to holders of Series D preferred stock, each holder of Series C Preferred Stock is entitled to receive, prior and in preference to any distributions to the holders of Series A preferred stock, Series B preferred stock and common stock, an amount equal to the greater of (i) the Original Issue Price per share, plus any declared but unpaid dividends thereon or (ii) the amount such holder would have received if such holder had converted its shares into common stock immediately prior to such liquidation event. Subject to the prior payment of all amounts due to holders of Series C preferred stock, each holder of Series A and Series B preferred stock is entitled to receive, prior and in preference to any distributions to the common stockholders, an amount equal to the greater of (i) the Original Issue Price per share, plus any declared but unpaid dividends thereon or (ii) the amount such holder would have received if such holder had converted its shares into common stock immediately prior to such liquidation event. In the event that the assets available for distribution to the holders of preferred stock are insufficient to pay such holders the full amounts to which they are entitled, the assets available for distribution will be distributed on a pro rata basis among the holders of the preferred stock in proportion to the respective amounts that would otherwise be payable in respect of such stock. After all preferential payments have been made to the holders of preferred stock, the remaining amounts would be distributed among the holders of the Preferred Stock and common stock, pro rata based on the number of shares held by each holder. The maximum aggregate amount the holders of Series A, B, C, D-1, and D-2 preferred stock are entitled to receive is $1.50, $2.25, $3.00, $2.2674, and $2.553 per share, respectively.

Conversion

The shares of Preferred Stock are convertible into an equal number of shares of common stock, at the option of the holder, subject to certain anti-dilution adjustments. Each share of preferred stock is automatically converted into common stock, (A) at any time upon the affirmative election of the holders of at least a majority of the outstanding shares of the Preferred Stock, or (B) immediately upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of common stock for the account of the Company in which the pre-money valuation of the Company is at least $330.0 million and the aggregate gross proceeds, net of underwriting discount and commissions, to the Company is at least $75.0 million.

Voting

The holders of Preferred stock are entitled to one vote for each share of common stock into which it would convert and to vote as one class with the common stockholders on all matters. Also, the preferred stockholders have been granted certain rights with regard to the election of members of the Company’s Board of Directors.

Presentation of Convertible Preferred Stock

The Company’s Preferred Stock have been classified as temporary equity in the accompanying balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control, including liquidation, sale or transfer of control of the Company. The Company has determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because the occurrence of any such change of control event is not probable.

Common Stock

Founder Stock

During 2016 and 2017, in connection with the founding of the Company, shares of common stock were sold to certain founders (the Founder Stock) at a price of $0.01 per share and which are subject to vesting, generally over a period of four years. The repurchase liability for the Founder Stock was nominal for all periods presented. For accounting purposes, the unvested shares are not considered to be outstanding. During the year ended December 31, 2020, 48,750 shares vested and there were no remaining unvested shares as of December 31, 2020.

Restricted Shares Issued to Cedars-Sinai

As previously described in Note 5, in 2017, as consideration for a license agreement, the Company granted 335,000 shares of restricted common stock to Cedars-Sinai that vest on the anniversary date of the grant date over a three-year period. During the year ended December 31, 2020, 111,667 shares vested and there were no remaining unvested shares as of December 31, 2020.

Equity Incentive Plan

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

In February 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Pursuant to the 2021 Plan, the Company ceased granting awards under the 2017 Plan. Under the 2021 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. The number of shares initially available for issuance under awards granted pursuant to the 2021 Plan is the sum of (1) 3,600,000 shares of common stock, plus (2) any shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2021 Plan that become available for issuance under the 2021 Plan thereafter in accordance with its terms. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be increased annually on the first day of each fiscal year during the term of the 2021 Plan, beginning with the 2022 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At December 31, 2021, 1,856,063 shares remain available for issuance under the 2021 Plan.

The maximum term of the options granted under both the 2017 Plan and 2021 Plan is ten years. Grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

The Company’s stock option activity for the year ended December 31, 2021 is summarized in the following table:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,930,248	$2.90	9.3	$2,290
Granted	3,943,984	$18.23
Exercised	(151,436)	$1.57
Cancelled/forfeited	(248,757)	$5.44
Outstanding at December 31, 2021	6,474,039	$12.18	8.5	$177,130
Vested or expected to vest at December 31, 2021	6,474,039	$12.18	8.5	$177,130
Exercisable at December 31, 2021	1,505,832	$3.51	6.1	$54,256

The weighted-average grant date fair value of options granted during the year ended December 31, 2021 and 2020 was $12.15, and $5.93, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $2.5 million and $0.3 million, respectively. The total fair value of options vested during the years ended December 31, 2021 and 2020 was $21.9 million and $0.9 million, respectively.

The grant date fair value of stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.2 – 1.4%	0.2 – 1.4%
Expected volatility	73.0 – 95.2%	61.5 – 71.8%
Expected term (in years)	5.3 – 6.1	6.1
Expected dividend yield	—%	—%

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

Early Exercise Liability

The unvested shares of the early-exercised options are held in escrow until the stock option becomes fully vested or until the employee’s termination, whichever occurs first. The right to repurchase these shares lapses over the four-year vesting period. As of December 31, 2021 and 2020, the early exercise liability was approximately $35,000 and $0.1 million, respectively. For accounting purposes, the early exercise of options is not considered to be a substantive exercise until the underlying awards vest.

The following table summarizes the activity of the unvested common stock issued pursuant to an early exercise of stock option awards:

	Year Ended December 31,
	2021	2020
Unvested at beginning of year	54,703	70,266
Early exercised stock options during the period	—	23,540
Early exercised stock options repurchased during the period	—	(4,480)
Vested during the period	(37,097)	(34,623)
Unvested at end of year	17,606	54,703

Employee Stock Purchase Plan

In February 2021, the Company’s board of directors approved the 2021 Employee Stock Purchase Plan, which became effective upon the pricing of the Company’s IPO on March 16, 2021. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. Initially, a total of 360,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2022 fiscal year, by an amount equal to the lessor of: (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (ii) such other amount as the Company’s board of directors may determine. Stock compensation expense for the year ended December 31, 2021 related to the ESPP was $0.5 million. As of December 31, 2021, the Company has issued 26,150 shares under the ESPP. The Company had an outstanding liability of $0.1 million at December 31, 2021, which is included in accrued compensation on the consolidated balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. At December 31, 2021, 333,850 shares remain available for issuance under the ESPP.

The fair value of stock of the stock purchase right under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
2021
Risk-free interest rate	0.03– 0.33%
Expected volatility	71.6 – 83.9%
Expected term (in years)	0.5 – 1.64
Expected dividend yield	—%

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the accompanying statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,755	$144
General and administrative	8,943	595
Discontinued operations	—	101
Total stock-based compensation	$10,698	$840

The total unrecognized compensation cost related to unvested stock-based awards as of December 31, 2021 was $45.4 million and is expected to be recognized over a weighted average period of 3.6 years.

Stock Option Modification

In August 2021, in connection with the passing of the Company’s former Chairman of the board of directors, the Company fully accelerated all of the former Chairman’s outstanding equity awards, which resulted in a charge of $4.6 million to stock-based compensation expense for the year ended December 31, 2021.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31, 2021	December 31, 2020
Conversion of convertible preferred stock issued	—	16,086,426
Conversion of convertible preferred stock in future issuance (D-2)	—	9,400,705
Common stock options issued and outstanding	6,474,039	2,930,248
Warrants to purchase convertible preferred stock outstanding	—	11,250
Warrants to purchase common stock outstanding	14,884	—
Shares available for issuance under equity incentive plan	1,856,063	373,789
Shares available for issuance under the ESPP	333,850	—
Total	8,678,836	28,802,418

9.	Commitments and Contingencies

Leases

As a result of the PLI spinoff on December 31, 2020, the Company entered into a sublease agreement with PLI for approximately 40,000 square feet currently occupied in the PLI facility. The sublease agreement is for one year with an option to renew for an additional year. The sublease agreement was extended during the year ended December 31, 2021 through June 2022. The monthly payment is $80,000 and the total remaining payment obligation at December 31, 2021 is $0.5 million.

In March 2021, the Company executed a non-cancellable lease agreement for office and laboratory space in San Diego, California. The lease has an initial term of ten years, following the commencement date with an option to extend the lease for an additional five-year term. The lease provides for initial monthly rental payments of approximately $0.2 million with rent escalation and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company is entitled to up to $6.3 million of tenant improvement allowance.

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

At December 31, 2021, as the Company had not taken control of the space and the lease term had not yet commenced, no operating lease right-of-use assets or operating lease liabilities for the space has been recorded. The Company expects the lease to commence in 2022. The total future minimum lease payments under the amended lease are $47.1 million as of December 31, 2021.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breech of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At December 31, 2021, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its consolidated financial statements as of December 31, 2021.
10.	Income Taxes

For the year ended December 31, 2021 and 2020, the income tax expense from continuing operations was zero and $7,000 and is recorded in general and administrative expense in the accompanying statements of operations.

A reconciliation of the Company’s effective tax rate and federal statutory tax rate related to continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020
Income tax expense (benefit) at statutory rates	$(18,938)	$(6,538)
State income tax, net of federal benefit	(5,865)	(586)
Permanent items	255	(14)
Change in valuation allowance	28,219	7,373
Forfeiture of state operating losses	42	521
Stock-based compensation	751	82
Purchase price accretion	101	311
Return to provision adjustment	(84)	293
Research and development tax credits	(4,481)	(1,442)
	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities related to continuing operations for federal and state income taxes are follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$32,373	$11,333
Research tax credits	7,012	2,509
Accrued and other	1,980	543
Stock-based compensation	1,390	121
Total deferred tax assets	42,755	14,506
Less valuation allowance	(42,688)	(14,477)
Net deferred tax assets	67	29
Deferred tax liabilities:
Property and equipment	(67)	(29)
Total deferred tax liabilities	(67)	(29)
Net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of December 31, 2021 due to the uncertainty surrounding the realization of such assets. Management determined it more likely than not that the deferred tax assets are not realizable due to our historical loss position. The valuation allowance increased by $28.2 million and $7.4 million between December 31, 2020 and December 31, 2021 and between December 31, 2019 and December 31, 2020, respectively, due primarily to the generation of current year operating losses.

As of December 31, 2021, the Company has net operating loss carryforwards for federal and state income tax purposes of $126.1 million and $85.0 million, respectively. The federal and state NOLs will begin to expire in 2036, unless previously utilized. The federal net operating loss carryover include $125.2 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income.

The Company has research credit carryforwards for federal and state income tax purposes of approximately $5.1 million and $4.7 million, respectively, as of December 31, 2021. The federal credits begin to expire in 2037 and the state credits can be carried forward indefinitely.

Pursuant to the Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company's NOL and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company had an ownership change analysis completed through June 30, 2021 and determined that ownership changes there were ownership changes on May 31, 2017, September 1, 2017, September 26, 2017, May 29, 2019, March 27, 2020 and January 29, 2021. Based on the annual limitations associated with the change dates, the Company determined that all of the Company's federal and state NOLs and credits generated prior to theses change dates, with the exception of $968,000 federal research and development credits and $562,000 state NOLs, will be fully available within the carryover period, subject to an annual limitation on NOLs and credits generated prior to January 29, 2021. The Company’s research and development credits have been reduced by $968,000 to reflect the impact of the ownership changes and the Company’s state NOLs have been reduced by $562,000. Due to the existence of a full valuation allowance offsetting the credit, the reduction to the carryover balance did not impact the Company’s effective tax rate. The Company's use of federal and state NOL and credit carryforwards could be further limited by the provisions of section 382 depending on the timing and amount of additional equity securities that have or will be issued subsequent to June 30, 2021. If an ownership change(s) occur subsequent to June 30, 2021 the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

The Company recognizes a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. Due to the existence of the full valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company does not foresee material changes to its liability for uncertain tax benefits within the next 12 months.

The following table summarizes the activity in the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2021	2020
Balance at beginning of period	$697	$300
Increase (decrease) related to prior year positions	(186)	—
Increase related to current year positions	1,438	397
Balance at the end of the year	$1,949	$697

The Company’s policy is to recognize interest and penalties related to income tax matters in the provision. During the years ended December 31, 2021 and 2020, no interest or penalties were required to be recognized relating for unrecognized tax benefits.

The Company files tax returns in the United States and California. The Company is not currently under examination in any of these jurisdictions and all of the Company’s tax years remain effectively open to examination due to net operating loss carryforwards.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the loss position of the U.S. entities, many provisions of the CARES Act do not impact the Company and the CARES Act did not have an impact on the Company’s income tax provision for the years ended December 31, 2021 or 2020.
11.	Related Party Transactions

As discussed in Note 5, in September 2017, the Company entered into the Cedars-Sinai Agreement. A related-party relationship exists with Cedars-Sinai due to their percentage of common stock ownership and their representation on the Company’s board of directors. As consideration for the license rights, the Company issued (i) 257,500 common stock shares at par value of $0.0001 per share, and (ii) 335,000 unvested restricted common stock shares at par value of $0.0001 per share. The parties also entered into additional license agreements as well as research agreements, under which the parties can provide research services to each other at pricing specified in the individual statements of work. During the years ended December 31, 2021 and 2020, no services were provided under the research agreements.

During the year ended December 31, 2021, the Company incurred compensation related expenses for one employee who is an immediate family member of a former member of the Company’s board of directors. These expenses totaled $0.8 million for the year ended December 31, 2021, which is included in in research and development expenses in the accompanying consolidated statement of operations. During the year ended December 31, 2020, the Company incurred compensation related expenses for two employees, each of whom is an immediate family member of a different former member of the Company’s board of directors. These expenses totaled

$0.8 million for the year ended December 31, 2020, respectively, of which $0.2 million is included in general and administrative expenses in the accompanying consolidated statement of operations and $0.6 million is included in research and development expenses, respectively.

As of December 31, 2020, the Company has a $5.7 million liability recorded within Amounts due to Nestlé, current—related party in the consolidated balance sheet. As disclosed in Notes 6 and 8, this amount relates to deferred consideration for the acquisition of PLI and was satisfied with the issuance of 7,219,560 shares of Series D-2 convertible preferred stock in January 2021.

The Company has an ongoing collaboration with Regents of the University of California, where a former member of its board of directors was employed until April 2021. During the year ended December 31, 2021, the Company incurred $0.5 million in expense related to this collaboration that was recorded in research and development expenses in the accompanying consolidated statement of operations for the year ended December 31, 2021. During the year ended December 31, 2020, the Company incurred $0.3 million in expense related to this collaboration that was recorded in Loss from discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2020.

As a result of the PLI spinoff on December 31, 2020, the Company entered into a transition services agreement under which it assumed a $1.1 million liability related to the payout of PLI employee bonuses for the year ended December 31, 2020. This amount is included in the amount payable to PLI in the accompanying consolidated balance sheets. Additionally, pursuant to this agreement, the Company is providing PLI certain transitional services, including general and administrative, finance and clinical operations support, and PLI is providing the Company with certain transitional services, including providing for the use of facilities under a sublease, in each case for specified monthly service fees. The initial term of the agreement is for one year, subject to earlier termination and extension thereafter. During the year ended December 31, 2021, the Company paid PLI $3.8 million in accordance with the terms of this agreement. The transition services agreement was extended during the year ended December 31, 2021 and includes providing for the use of facilities under a sublease through June 2022.

12. 401(K) Plan

Effective January 1, 2018, the Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Company contributions made during each of the years ended December 31, 2021 and 2020 were $0.3 million and $45,000, respectively.
13.	COVID-19 Outbreak

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting the Company’s employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions have taken, and are continuing to take, actions in an effort to slow the spread of COVID-19 and variants of the virus. The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact the Company’s business, including its preclinical studies, planned and ongoing clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of variants, the duration of the pandemic, the timing and effectiveness of vaccine distribution, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the Definitive Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.prometheusbiosciences.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Information required by Item 201(d) of Regulation S-K will be contained in our Definitive Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement under the headings “Certain Relationships and Related Person Transactions,” “Board Independence” and “Committees of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accountants’ Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements, financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

(a)(1) Report of Independent Registered Public Accounting Firm (BDO USA, LLP; San Diego, CA; PCAOB ID#243)

Financial Statements

(a)(2) Financial Statement Schedules

All financial statements schedules are omitted because the required information is included in the consolidated financial statements or the notes thereto.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	3/17/2021	3.1

3.2	Amended and Restated Bylaws	8-K	3/17/2021	3.2

4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	3/8/2021	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated October 30, 2020, by and among the Registrant and certain of its stockholders	S-1	2/19/2021	4.2

4.3	Warrant issued to Oxford Finance LLC, dated January 24, 2020	S-1	2/19/2021	4.3

4.4	Description of Registered Securities				X

10.1#	Prometheus Biosciences, Inc. 2021 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder	S-1/A	3/8/2021	10.2

10.2#	Prometheus Biosciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	3/8/2021	10.3

10.3#	Amended & Restated Non-Employee Director Compensation Program				X

10.4#	Annual Incentive Plan				X

10.5#	Amended and Restated Employment Letter Agreement, dated February 17, 2021, by and between Mark C. McKenna and the Registrant	S-1	2/19/2021	10.5

10.6#	Amended and Restated Employment Letter Agreement, dated February 17, 2021, by and between Keith W. Marshall, Ph.D. and the Registrant	S-1	2/19/2021	10.6

10.7#	Employment Letter Agreement, dated February 7, 2021, by and between Mark Stenhouse and the Registrant	S-1/A	3/8/2021	10.9

10.8#	Form of Indemnification Agreement for Directors and Officers	S-1	2/19/2021	10.9

10.9†	Co-development and Manufacturing Agreement, dated as of July 30, 2020, by and between Dr. Falk Pharma GmbH and the Registrant	S-1	2/19/2021	10.17

10.10†	Amended and Restated Exclusive License Agreement, dated August 6, 2021, by and between Cedars-Sinai Medical Center and the Registrant	10-Q	8/11/2021	10.1

10.11	Lease Agreement, by and between SNH Medical Office Properties Trust and the Registrant, dated March 24, 2021	10-Q	5/13/2021	10.10

10.12	First Amendment to Lease Agreement, by and between SNH Medical Office Properties Trust and the Registrant, dated October 29, 2021	10-Q	11/12/2021	10.2

23.1	Consent of BDO USA, LLP, independent registered public accounting firm				X

31.1	Certification of Chief Executive Officer of Prometheus Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Prometheus Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#        Indicates management contract or compensatory plan.

†       Portions of this exhibit have been omitted for confidentiality purposes.

*        This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prometheus Biosciences, Inc.

Date: March 9, 2022	By:	/s/ Mark McKenna
Mark C. McKenna
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2022	By:	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark C. McKenna Mark C. McKenna	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2022

/s/ Keith W. Marshall, Ph.D. Keith W. Marshall, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2022

/s/ Joseph C. Papa Joseph C. Papa	Lead Independent Director	March 9, 2022

/s/ Helen C. Adams Helen C. Adams	Director	March 9, 2022

/s/ Fred Hassan Fred Hassan	Director	March 9, 2022

/s/ Martin Hendrix, Ph.D. Martin Hendrix, Ph.D.	Director	March 9, 2022

/s/ James Laur James Laur	Director	March 9, 2022

/s/ Judith L. Swain, M.D. Judith L. Swain, M.D.	Director	March 9, 2022

/s/ Mary Szela Mary Szela	Director	March 9, 2022