Form 10-Q
period 2022-03-31
Prometheus Biosciences, Inc.
filed 2022-05-12
CIK 1718852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________.

Commission File Number: 001-40187

PROMETHEUS BIOSCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	81-4282653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Science Park Road San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 422-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RXDX	Nasdaq Global Select Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes      ☑     No      ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes      ☑     No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2022, the registrant had 39,197,891 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and par value amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$227,034	$257,254
Accounts receivable	1,288	1,079
Prepaid expenses and other current assets	6,662	7,050
Total current assets	234,984	265,383
Property and equipment, net	2,453	1,447
Deferred financing costs	565	—
Right-of-use asset	14,608	—
Other assets	971	971
Total assets	$253,581	$267,801
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,812	$1,153
Accrued compensation	1,616	5,378
Accrued expenses and other current liabilities	10,488	6,050
Payable to PLI	385	193
Deferred revenue	2,132	3,668
Lease liabilities, current portion	891	—
Total current liabilities	17,324	16,442
Deferred revenue, non-current	15,802	16,204
Lease liabilities, net of current portion	13,732	—
Total liabilities	46,858	32,646
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.0001 par value; 40,000,000 shares authorized at March 31, 2022 and December 31, 2021; No shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock—$0.0001 par value; 400,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 39,103,107 shares and 38,960,716 shares issued at March 31, 2022 and December 31, 2021, respectively; 39,089,812 shares and 38,943,110 shares outstanding at March 31, 2022 and December 31, 2021, respectively;	4	4
Additional paid-in capital	428,126	424,492
Accumulated deficit	(221,407)	(189,341)
Total stockholders’ equity	206,723	235,155
Total liabilities and stockholders’ equity	$253,581	$267,801

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$3,919	$760
Operating expenses:
Research and development	27,930	7,758
General and administrative	8,085	5,222
Total operating expense	36,015	12,980
Loss from operations	(32,096)	(12,220)
Other income (expense), net:
Interest income	30	18
Interest expense	—	(658)
Change in fair value of preferred stock purchase right liability	—	(980)
Change in fair value of preferred stock warrant liability	—	(105)
Total other income (expense), net	30	(1,725)
Net loss	(32,066)	(13,945)
Net loss per share, basic and diluted	$(0.82)	$(1.67)
Weighted average shares outstanding, basic and diluted	39,006,794	8,338,892

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	38,943,110	$4	$424,492	$(189,341)	$235,155
Issuance of common stock upon exercise of stock options	—	—	142,391	—	349	—	349
Vesting of early exercised stock options	—	—	4,311	—	6	—	6
Stock-based compensation	—	—	—	—	3,279	—	3,279
Net loss	—	—	—	—	—	(32,066)	(32,066)
Balance at March 31, 2022	—	$—	39,089,812	$4	$428,126	$(221,407)	$206,723

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	160,864,434	$126,023	1,713,622	$—	$1,605	$(99,146)	$(97,541)
Issuance of Series D-2 convertible preferred stock for cash, net of issuance costs of $94	86,775,740	73,763	—	—	—	—	—
Issuance of Series D-2 convertible preferred stock for settlement of deferred purchase price	7,219,560	6,144	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability	—	4,880	—	—	—	—	—
Conversion of convertible preferred stock into common stock at initial public offering	(254,859,734)	(210,810)	25,485,955	3	210,807	—	210,810
Issuance of shares of common stock in initial public offering for cash, net of issuance costs of $18,662	—	—	11,500,000	1	199,837	—	199,838
Reclassification of convertible preferred stock warrants			—	—	169	—	169
Issuance of common stock in exchange for services	—	—	500	—	3	—	3
Issuance of common stock upon exercise of stock options	—	—	56,645	—	64	—	64
Vesting of early exercised stock options	—	—	12,981	—	9	—	9
Stock-based compensation	—	—	—	—	792	—	792
Net loss	—	—	—	—	—	(13,945)	(13,945)
Balance at March 31, 2021	—	$—	38,769,703	$4	$413,286	$(113,091)	$300,199

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(32,066)	$(13,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	39
Stock-based compensation expenses	3,279	792
Change in fair value of preferred stock purchase right liability	—	980
Change in fair value of preferred stock warrant liability	—	105
Common stock issued in exchange for services	—	3
Noncash interest expense	—	508
Changes in operating assets and liabilities:
Accounts receivable	(209)	113
Prepaid expenses and other current assets	388	(4,258)
Other assets	—	(468)
Accounts payable	746	609
Accrued compensation	(3,762)	(1,119)
Accrued expenses and other current liabilities	3,879	(1,051)
Payable to PLI	192	(897)
Deferred revenue	(1,937)	(405)
Operating lease right-of-use assets and liabilities, net	15	—
Net cash used in operating activities	(29,388)	(18,994)
Cash flows from investing activities
Purchase of property and equipment	(955)	(298)
Net cash used in investing activities	(955)	(298)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	73,749
Proceeds from sale of common stock in initial public offering	—	218,500
Payment of financing costs	—	(16,001)
Deferred financing costs	(226)	—
Proceeds from issuance of common stock upon stock option exercises	349	74
Net cash provided by financing activities	123	276,322
Net increase in cash and cash equivalents	(30,220)	257,030
Cash and cash equivalents at beginning of period	257,254	54,201
Cash and cash equivalents cash at end of period	227,034	311,231
Supplemental schedule of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$—	$210,810
Reclassification of preferred stock purchase right liability to equity due to issuance of Series D convertible preferred stock	$—	$4,880
Reclassification of warrant liability to equity due to conversion from preferred stock warrant to common stock warrant upon completion of initial public offering	$—	$169
Issuance of Series D-2 convertible preferred stock for the settlement of deferred purchase price	$—	$6,144
Financing costs incurred, but not paid, included in accrued expenses and accounts payable	$339	$1,209
Vesting of early exercised stock options	$6	$9
Costs incurred, but not paid, in connection with capital expenditures included in accounts payable	$291	$237

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Notes to Unaudited Condensed Financial Statements

1.	Organization

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

In June 2019, the Company acquired Prometheus Laboratories, Inc. (PLI) and the related intangible assets used by PLI. PLI was wholly owned by Nestlé Health Science US Holdings, Inc. and the related intangible assets were owned by Societé Des Produits Nestlé S.A (together, Nestlé). PLI markets and conducts several laboratory developed tests useful to gastroenterologists in monitoring their IBD patients’ disease state and informing their therapeutic decisions.

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

Liquidity

The Company has incurred net losses since inception, experienced negative cash flows from operations, and as of March 31, 2022, has an accumulated deficit of $221.4 million. The Company has historically financed its operations primarily through private placements of convertible preferred stock and proceeds from the Company’s IPO in March 2021. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company believes its current capital resources will be sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed financial statements.

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
2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Unaudited Interim Financial Information

The unaudited financial statements at March 31, 2022, and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with GAAP applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by management in making decisions regarding resource allocation and assessing performance. The Company manages its operations as a single operating segment in the United States for the purposes of assessing performance and making operating decisions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The cash and cash equivalents balance at March 31, 2022 and December 31, 2021 represents cash in readily available checking and money market accounts.

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

Accounts Receivable

Accounts receivable is stated at the original invoice amount and consists of certain clinical trial costs subject to reimbursement under the Company’s collaboration agreements. The Company did not record any allowance for doubtful accounts as of March 31, 2022 and December 31, 2021.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which ranges from two to seven years. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operating expenses as incurred.

Long-Lived Assets

The Company’s long-lived assets are comprised principally of its property and equipment.

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

Deferred Financing Costs

Deferred financing costs consist of legal, accounting, and underwriting commissions that the Company has capitalized that are directly related to the Company’s “at the market” offering. Deferred financing costs associated with the offering will be reclassified to additional paid-in capital as the Company sells common stock pursuant to the Open Sale Market Agreement.

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

Research and Development and Clinical Trial Accruals

Research and development costs are charged to expense as incurred. Research and development expenses include certain payroll and personnel expenses, laboratory supplies, consulting costs, external contract research and development expenses, and allocated overhead, including rent, property and equipment depreciation and utilities. Advance payments for goods or services for future research and development activities are deferred and expensed as the goods are delivered or the related services are performed.

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees related to stock options, restricted stock units, and shares granted under the Company’s 2021 Employee Stock Purchase Plan (the ESPP). Stock-based compensation expense represents the cost of the grant date fair value of applicable awards recognized over the requisite service period (usually the vesting period) on a straight-line basis, net of actual forfeitures during the period. The Company estimates the fair value of stock options and shares purchased under the ESPP using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock-based compensation expense related to restricted stock units is determined based upon the fair market value of the Company’s stock on the grant date.

Valuation of Common Stock

Prior to the IPO, given the absence of a public trading market for the Company’s common stock, the Company’s board of directors exercised their judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock, such as: contemporaneous valuations performed by independent third-party specialists, its stage of development, including the status of its research and development efforts of its product candidates, the material risks related to its businesses and industry, its results of operations before discontinued operations and financial position, including its levels of capital resources, the prices at which its sold shares of its convertible preferred stock, the rights, preferences and privileges of its convertible preferred stock relative to those of its common stock, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable life sciences public companies, as well as recently completed mergers and acquisitions of peer companies, the likelihood of achieving a liquidity event for the holders of its common stock or convertible preferred stock, such as an IPO or a sale of the Company given prevailing market conditions, trends and developments in its industry, external market conditions affecting the life sciences and biotechnology sectors, and the lack of liquidity of its common stock, among other factors.

After the completion of the IPO, the fair value of each share of common stock is based on the closing price of the Company’s common stock as reported by the Nasdaq Global Select Market.

Preferred Stock Purchase Right Liabilities

From time to time, the Company entered into convertible preferred stock financings where, in addition to the initial closing, investors agreed to buy, and the Company agreed to sell, additional shares of that convertible preferred stock at a fixed price in the event that certain conditions are met, or agreed upon milestones are achieved. The Company evaluated this purchase right and assessed whether it met the definition of a freestanding instrument and, if so, determined the fair value of the purchase right liability and recorded it on the balance sheet with the remainder of the proceeds raised allocated to convertible preferred stock. The preferred stock purchase right liability was revalued at each reporting period with changes in the fair value of the liability recorded as change in fair value of preferred stock purchase right liability in the statements of operations. Upon the issuance of the shares of Series D-2 convertible preferred stock in January 2021, the preferred stock purchase right liability no longer required liability accounting and the then fair value of the preferred stock purchase right liability was reclassified into stockholders’ equity.

The Company performed the final remeasurement of the preferred stock purchase right liability as of the issuance of the shares of Series D-2 convertible preferred stock and recorded a $1.0 million change in fair value into other income (expense) for the three months ended March 31, 2021.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. The Company has excluded 16,169 and 47,999 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three months ended March 31, 2022 and 2021, respectively. Dilutive common stock equivalents are comprised of options outstanding under the Company’s equity incentive plan, warrants to purchase common stock, and 2021 Employee Stock Purchase Plan (ESPP) shares pending issuance.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two- class method required for participating securities as the convertible preferred stock are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the three months ended March 31, 2022 and 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2022	2021
Common stock options issued and outstanding	6,340,791	5,023,579
Warrants to purchase common stock	14,884	14,884
ESPP shares pending issuance	17,210	—
Total	6,372,885	5,038,463

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

New Accounting Standards Not Yet Adopted

In April 2012, the Jump-Start Our Business Startups Act (the JOBS Act) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. As an emerging growth company, the Company may elect to adopt new or revised accounting standards when they become effective for non-public companies, which typically is later than when public companies must adopt the standards. The Company has elected to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for emerging growth companies.
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

The Company’s financial instruments that are carried at fair value consist of Level 3 liabilities. There were no transfers within the hierarchy during the three months ended March 31, 2022 and 2021. At December 31, 2020, Level 3 liabilities that were measured at fair value on a recurring basis consisted of warrants to purchase shares of convertible preferred stock and a preferred stock purchase right liability. The Company had no Level 3 liabilities at March 31, 2022 and December 31, 2021 as the liabilities for the warrants to purchase shares of convertible preferred stock and the preferred stock purchase right was remeasured and reclassified to stockholders’ equity upon the closing of the Company’s IPO in March 2021 and the issuance of shares of Series D-2 convertible preferred stock in January 2021, respectively.

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

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the convertible preferred stock warrant liability at the date of the IPO were as follows:

IPO Date
Fair value of underlying preferred stock	$1.90
Risk-free interest rate	1.70%
Expected volatility	70.00%
Expected term (in years)	9.0
Expected dividend yield	—%

Preferred Stock Purchase Right Liability

Upon the issuance of the shares of Series D-2 convertible preferred stock in January 2021, the liability was remeasured using a valuation model that considered: (i) the risk-free rate commensurate with the expected milestone timing of 0.09%; (ii) the probability of the Series D-2 tranche of 80.0%; (iii) volatility of 80.0%; (iv) consideration received for the Series D-1 preferred stock; (v) the number of shares to be issued to satisfy the preferred stock purchase right and at what price; and (vi) certain implied and provided assumptions needed to calibrate the Series D-1 value and the Series D-2 purchase right, and as a result of closing the sale of shares of Series D-2 convertible preferred stock, a charge of $1.0 million was recorded in the statement of operations for the three months ended March 31, 2021.

Activity of Liabilities Using Fair Value Level 3 Measurements

The following table summarizes the activity of the financial instruments valued using Level 3 inputs (in thousands):

	Convertible Preferred Stock Warrant Liability	Series D Convertible Preferred Stock Purchase Right Liability
Balance at December 31, 2020	$64	$3,900
Change in fair value	105	980
Conversion/Settlement during 2021	(169)	(4,880)
Balance at March 31, 2021	$—	$—

4.	Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid contract manufacturing expenses	$881	$3,808
Prepaid clinical trial expenses	2,802	1,397
Prepaid research and development expenses	300	627
Other prepaid expenses	2,679	1,218
Total	$6,662	$7,050

Property and equipment, Net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$2,250	$1,830
Computer equipment	223	24
Office equipment and furniture	474	—
	2,947	1,854
Less accumulated depreciation	(494)	(407)
Total	$2,453	$1,447

Depreciation expense related to property and equipment was $0.1 million and $39,000 for the three months ended March 31, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development	$2,900	$2,123
Accrued clinical trial expenses	2,070	1,999
Accrued contract manufacturing expenses	4,337	906
Accrued legal expenses	407	531
Unvested early exercise liability	29	35
Accrued other	746	456
Total	$10,488	$6,050

5.	Collaboration and License Agreements

Exclusive License Agreement with Cedars-Sinai Medical Center

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

As consideration for the license rights, in September 2017 the Company issued (i) 257,500 shares of fully vested common stock, and (ii) 335,000 shares of unvested restricted common stock, all of which is vested as of December 31, 2020. The fair value of all of the shares were measured at the date of issuance. The shares of unvested restricted common stock had vesting conditions tied to continuing services required of certain Cedars-Sinai employees pursuant to consulting agreements with the Company. One third of the restricted shares were released from restriction annually on the anniversary of the Cedars-Sinai Agreement over a three-year period. Additionally, the Company is obligated to pay Cedars-Sinai low- to mid-single digit percentage royalties on net sales of products covered under the Cedars-Sinai Agreement. The term of, and the Company’s royalty obligations under, the Cedars-Sinai Agreement expires on a licensed product-by-product and country-by-country basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country.

Co-Development and Manufacturing Agreement with Dr. Falk Pharma GmbH

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

The Company has identified one performance obligation for all the deliverables under the Falk Agreement. Accordingly, the Company is recognizing revenue for the transaction price allocated to the performance obligation in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the eight-year period over which it expects to satisfy its performance obligation. The Company included the upfront payment and all milestone payments in the transaction price as it was deemed not probable of significant reversal at the inception of the agreement. In connection with the Falk Agreement, the Company recognized revenue of $2.7 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively, and had deferred revenue of $17.9 million and $18.7 million as of March 31, 2022 and December 31, 2021, respectively. This deferred revenue balance is expected to be recognized proportionally as expenses are incurred over the estimated eight-year term.

Companion Diagnostics Development Agreement with Millennium Pharmaceuticals, Inc.

In March 2019, the Company entered into a Companion Diagnostics Development and Collaboration Agreement (the Takeda Agreement) with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda, pursuant to which the Company agreed to develop a companion diagnostic product for drug targets selected by Takeda, and Takeda agreed to develop and commercialize any therapeutic clinical candidates that it develops directed against any selected drug targets for the treatment of IBD. Under the Takeda Agreement, Takeda paid the Company an upfront technology access fee and agreed to reimburse the Company for certain research and development expenses. The Company was also eligible to receive various contingent payments, subject to the terms and conditions set forth in the Takeda Agreement.

The Company had identified one performance obligation per target for all the deliverables under the agreement since the delivered elements are not distinct within the context of the contract. Accordingly, the Company recognized revenue for the transaction price in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the four-year period over which it expected to satisfy its performance obligations. The Company included one milestone in the transaction price as it was deemed not probable of significant reversal at the inception of the agreement. Due to the uncertainty in the achievement of the developmental and commercial milestones, the variable consideration associated with these future milestone payments was fully constrained (excluded) from the transaction price. These estimates were re-assessed at each reporting period. In March 2022, the Company and Takeda mutually agreed to terminate the agreement, effective April 2022, and the Company plans to focus its companion diagnostics resources on its proprietary targets and programs. As no remaining performance obligation existed at the time of signing of this agreement, all remaining deferred revenue was recognized in March 2022. In connection with the Takeda Agreement, the Company recognized revenue of $1.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, and had deferred revenue of zero and $1.2 million as of March 31, 2022 and December 31, 2021, respectively.

A reconciliation of deferred revenue related to the Falk Agreement and the Takeda Agreement for the three months ended March 31, 2022 is as follows (in thousands):

	Falk Agreement	Takeda Agreement	Total
Balance at December 31, 2021	$18,691	$1,181	$19,872
Amounts received in 2022	1,981	—	$1,981
Revenue recognized in 2022	(2,738)	(1,181)	$(3,919)
Balance at March 31, 2022	$17,934	$—	$17,934

6.	Long Term Debt

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

In connection with execution of the Loan Agreement, the Company issued Oxford a warrant to purchase 112,500 shares of the Company’s Series C convertible preferred stock at an exercise price of $1.00 per share, exercisable at any time following issuance. The preferred stock warrant has a term of ten years. The warrant became exercisable for an aggregate of 14,884 shares of the Company’s common stock at an exercise price of $7.558 per share upon the completion of the Company’s IPO.

In July 2021, the Company voluntarily prepaid the aggregate outstanding principal balance of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, accrued interest, and final payment due under the terms of the Oxford Loan, and the Loan Agreement was terminated in accordance with its terms. All liens and security interests securing the Oxford Loan were released upon termination. The Company recognized a $0.6 million loss on extinguishment on the Company’s condensed statements of operations for the year ended December 31, 2021.

7.	Stockholders’ Equity (Deficit)

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

In February 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Pursuant to the 2021 Plan, the Company ceased granting awards under the 2017 Plan. Under the 2021 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. The number of shares initially available for issuance under awards granted pursuant to the 2021 Plan is the sum of (1) 3,600,000 shares of common stock, plus (2) any shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2021 Plan that become available for issuance under the 2021 Plan thereafter in accordance with its terms. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be increased annually on the first day of each fiscal year during the term of the 2021 Plan, beginning with the 2022 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. The number of shares of common stock available for issuance increased by 5% at January 1, 2022, and at March 31, 2022, 3,794,955 shares remain available for issuance under the 2021 Plan, including the automatic increase of 1,948,035 on January 1, 2022.

Grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

The Company’s stock option activity for the three months ended March 31, 2022 is summarized in the following table:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	6,474,039	$12.18	8.5	$177,130
Granted	61,700	$40.00
Exercised	(142,391)	$2.45
Cancelled/forfeited	(52,557)	$20.71
Outstanding at March 31, 2022	6,340,791	$12.60	8.3	$159,544
Vested or expected to vest at March 31, 2022	6,340,791	$12.60	8.3	$159,544
Exercisable at March 31, 2022	2,015,832	$4.48	6.6	$67,087

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and 2021 was $26.14 and $5.13, respectively. The intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $1.8 million and $0.2 million, respectively.

The grant date fair value of stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.5 – 1.7%	0.6 – 1.0%
Expected volatility	73.2 – 74.6%	95.2%
Expected term (in years)	6.1	5.8 – 6.1
Expected dividend yield	—%	—%

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

Early Exercise Liability

The unvested shares of the early-exercised options are held in escrow until the stock option becomes fully vested or until the employee’s termination, whichever occurs first. The right to repurchase these shares lapses over the four-year vesting period. As of March 31, 2022 and December 31, 2021, the early exercise liability was $29,000 and $35,000, respectively. For accounting purposes, the early exercise of options is not considered to be a substantive exercise until the underlying awards vest.

The following table summarizes the activity of the unvested common stock issued pursuant to an early exercise of stock option awards for the three months ended March 31, 2022:

Unvested at beginning of period	17,606
Vested or cancelled during the period	(4,311)
Unvested at end of period	13,295

Employee Stock Purchase Plan

In February 2021, the Company’s board of directors approved the 2021 Employee Stock Purchase Plan (the ESPP), which became effective upon the pricing of the Company’s IPO on March 16, 2021. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. Initially, a total of 360,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2022 fiscal year, by an amount equal to the lessor of: (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (ii) such other amount as the Company’s board of directors may determine. The number of shares of common stock available for issuance under the ESPP increased by 1% at January 1, 2022. Stock compensation expense for the three months ended March 31, 2022 related to the ESPP was $0.1 million. As of March 31, 2022, the Company has issued 26,150 shares under the ESPP. The Company had an outstanding liability of $0.3 million at March 31, 2022, which is included in accrued compensation on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. At March 31, 2022, 723,457 shares remain available for issuance under the ESPP, including the automatic increase of 389,607 on January 1, 2022.

The fair value of stock of the stock purchase right under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
2022
Risk-free interest rate	0.03– 0.33%
Expected volatility	71.6 – 83.9%
Expected term (in years)	0.5 – 1.64
Expected dividend yield	—%

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the accompanying statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,136	$171
General and administrative	2,143	621
Total stock-based compensation	$3,279	$792

As of March 31, 2022, approximately $43.2million of total unrecognized compensation expense related to unvested stock options is expected to be recognized over a weighted average period of 3.4 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	March 31, 2022	December 31, 2021
Common stock options issued and outstanding	6,340,791	6,474,039
Warrants to purchase common stock	14,884	14,884
Shares available for issuance under equity incentive plan	3,794,954	1,856,063
Shares available for issuance under the ESPP	723,457	333,850
Total	10,874,086	8,678,836

8.	Commitments and Contingencies

Leases

In March 2021, the Company executed a non-cancellable lease agreement for office and laboratory space in San Diego, California (“Second Floor Lease”). The Second Floor Lease and related monthly payments commenced in March 2022, and has an initial term of ten years with an option to extend the lease for an additional five-year term. The lease provides for initial monthly rental payments of approximately $0.2 million with rent escalation and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company received $6.3 million of tenant improvements, all of which were deemed to be owned by the landlord. Under the relevant guidance, the Company recognized operating lease right-of-use (ROU) asset and liabilities of $14.6 million each based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and amortizes the ROU assets and liabilities over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s short-term lease is not subject to recognition of an ROU asset or liability.

In October 2021, the Company executed an amendment to the lease agreement to expand the leased premises (“First Floor Lease”).  The amended lease extends the initial term of the original lease to 127 months following the commencement date of the expansion premises, with an option to extend the lease term for an additional five-year term. At March 31, 2022, the Company had not taken control of the expansion premises and the lease term had not yet commenced. The Company expects the lease for the expansion premises to commence in September 2022 at which point the related ROU asset and lease liabilities will be recorded on the

Company’s condensed balance sheet. The First Floor Lease provides for initial monthly rental payments for the expansion premises of an additional approximately $0.2 million with rent escalation and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company is entitled to up to an additional $6.3 million of tenant improvement allowance for the expansion premises.

In connection with the PLI spinoff on December 31, 2020, the Company entered into a sublease agreement for approximately 40,000 square feet currently occupied in the PLI facility. The sublease agreement was for one year with an option to renew for an additional year. The sublease agreement was extended through June 2022 during the year ended December 31, 2021. The monthly payment is $80,000 and total remaining payment obligations at March 31, 2022 is $0.2 million.

The Company recorded $0.3 million and $0.2 million in operating lease expense for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 the remaining lease term of the Company’s operating lease was 132 months and the discount rate on the Company’s operating lease was 8.0%.

Future minimum operating lease payments for the Second Floor Lease and information related to the lease liability as of March 31, 2022 are as follows (in thousands):

Remainder of 2022	$468
2023	1,912
2024	1,970
2025	2,029
2026	2,090
Thereafter	14,552
Total lease payments	23,021
Imputed interest	(8,398)
Lease liability	14,623
Less current portion of lease liability	891
Lease liability, net of current portion	$13,732

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breech of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At March 31, 2022, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its condensed financial statements as of March 31, 2022.

9.	Related Party Transactions

As discussed in Note 5, in September 2017, the Company entered into the Cedars-Sinai Agreement. A related-party relationship exists with Cedars-Sinai due to its percentage of common stock ownership and representation on the Company’s board of directors. As consideration for the license rights, the Company issued (i) 257,500 common stock shares at par value of $0.0001 per share, and (ii) 335,000 unvested restricted common stock shares at par value of $0.0001 per share. The parties also entered into additional license agreements as well as research agreements, under which the parties can provide research services to each other at pricing specified in the individual statements of work. During the three months ended March 31, 2022 and 2021, no services were provided under the research agreements.

As disclosed in Note 7, in January 2021, deferred purchase price obligations of $6.1 million due to Nestlé was satisfied with the issuance of 7,219,560 shares of Series D-2 convertible preferred stock in January 2021.

As a result of the PLI spinoff on December 31, 2020, the Company entered into a transition services agreement with PLI, pursuant to which the Company is providing PLI certain transitional services, including general and administrative, finance and clinical operations support, and PLI is providing the Company with certain transitional services, including providing for the use of facilities under a sublease, in each case for specified monthly service fees. The initial term of the agreement was for one year, subject to earlier termination and extension thereafter. During the three months ended March 31, 2022 and 2021, the Company paid PLI $0.9 million and $1.6 million, respectively, in accordance with the terms of this agreement. The transition services agreement was extended during the year ended December 31, 2021 and includes providing for the use of facilities under a sublease through June 2022.
10.	401(K) Plan

Effective January 1, 2018, the Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Company contributions made during the three months ended March 31, 2022 and 2021 were $0.4 million and $43,000, respectively.
11.	COVID-19 Pandemic

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and has affected, and may continue to affect the Company’s employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions have taken, and are continuing to take, actions in an effort to slow the spread of COVID-19 and variants of the virus. The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact the Company’s business, including its preclinical studies, planned and ongoing clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of variants, the duration of the pandemic, the timing and effectiveness of vaccine distribution, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
12.	Subsequent Events

On April 1, 2022, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $150.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement.

The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sale Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sale Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place. As of May 10, 2022, the Company has sold 69,870 shares of its common stock under the Sale Agreement at a weighted average price of $36.14 resulting in gross proceeds of approximately $2.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited interim condensed financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022.

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

PRA023’s dual mechanism of action, targeting both inflammation and fibrosis, provides strong support for investigating the potential applicability of TL1A modification in areas outside IBD including indications in dermatology, pulmonary or hepatobiliary disease. In December 2021, we announced our plans to expand our pipeline beyond IBD into other immune-mediated diseases, and in March 2022 we initiated a Phase 2 clinical trial for PRA023 in Systemic Sclerosis-associated Interstitial Lung Disease (SSc-ILD). In January 2022, the U.S. Food and Drug Administration (FDA) granted fast track designation for PRA023 for the treatment of SSc-ILD.

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

On December 31, 2020, we completed the spinoff of PLI by making an in-kind distribution of 100% of our interest in PLI to our stockholders of record on December 30, 2020. Except as specifically indicated, the discussion of our operations excludes the operations of PLI.

We do not expect to generate any revenue from therapeutic product sales until we successfully complete development and obtain regulatory approval for one or more of our therapeutic product candidates and companion diagnostics, which we expect will take a number of years and may never occur.

We have incurred operating losses in each year since inception. Our net losses were $32.1 million and $13.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $221.4 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, develop and validate companion diagnostics, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any services and collaboration revenue.

From inception and to the date of our initial public offering (IPO) in March 2021, we had raised a total of $175.6 million to fund our operations from gross proceeds from the sale and issuance of convertible preferred stock and $7.5 million from proceeds under our loan and security agreement (Loan Agreement) with Oxford Finance LLC and its affiliates (Oxford). In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received net of approximately $199.8 million. In July 2021, we voluntarily prepaid the aggregate outstanding principal balance of the Oxford Loan of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, accrued interest, and final payment due under the terms of the Loan Agreement and Oxford released all liens against our assets and terminated our other applicable obligations. As of March 31, 2022, we had cash and cash equivalents of $227.0 million.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. If we obtain regulatory approval for any of our therapeutic product candidates and companion diagnostics, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, including royalty payments under our license and collaboration agreements. As we continue to advance our pipeline of diagnostic products, we expect to incur additional costs associated with conducting clinical studies to demonstrate the utility of our products and support reimbursement efforts. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

COVID-19

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and has affected, and may continue to affect, our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, restricting business functions outside of one’s home, and implementing vaccination requirements. While it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, particularly as we continue enrolling global clinical trials and advance other product candidates into clinical development, the continued spread of COVID-19 and the measures taken by the governmental authorities could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak could also potentially affect the business of the FDA, European Medicines Agency (EMA) or other regulatory authorities, which could result in delays in meetings related to our ongoing and planned clinical trials. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the virus and the actions to contain its impact.

Components of Results of Operations

Revenue

Collaboration revenue

We currently derive all of our revenue from our collaboration agreements. For the foreseeable future, we expect to generate revenue from services performed under the Falk Agreement. We may receive a combination of upfront payments and milestone payments under our current and/or future collaboration agreements.

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

Operating Expenses

Research and Development

Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts, the preclinical and clinical development of our product candidates and the development and validation of our companion diagnostics. Our research and development expenses include:

•	external costs, including expenses incurred under arrangements with third parties, such as CROs, contract manufacturers, consultants and our scientific advisors; and
•	internal costs, including:
•	employee-related expenses, including salaries, benefits, and stock-based compensation; the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
•	facilities, information technology and depreciation, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of equipment.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
PRA023	$13,549	$5,325
PR600	9,174	1,771
Other preclinical programs	5,207	662
Total research and development	$27,930	$7,758

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

Change in fair value of preferred stock purchase liability

In connection with the issuance of our Series D convertible preferred stock in 2020, the investors agreed to buy, and we agreed to sell, additional shares of such preferred convertible stock at the original issue price upon the achievement of pre-defined milestones. These contractual obligations were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other income (expense). In January 2021, with the issuance of the Series D-2 convertible preferred stock, this contractual obligation was settled and the preferred stock purchase right liability was remeasured to fair value on the purchase date and recorded to convertible preferred stock, which was then subsequently reclassified to permanent equity in connection with the IPO.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Collaboration revenue	$3,919	$760	$3,159
Operating expenses:
Research and development	27,930	7,758	20,172
General and administrative	8,085	5,222	2,863
Total operating expenses	36,015	12,980	23,035
Loss from operations	(32,096)	(12,220)	(19,876)
Other income (expense), net:
Interest income	30	18	12
Interest expense	—	(658)	658
Change in fair value of preferred stock purchase right liability	—	(980)	980
Change in fair value of preferred stock warrant liability	—	(105)	105
Total other income (expense), net	30	(1,725)	1,755
Net loss	$(32,066)	$(13,945)	$(18,121)

Revenue

Revenue was $3.9 million for the three months ended March 31, 2022 compared to $0.8 million for the three months ended March 31, 2021 primarily due to additional revenue generated from the Falk Agreement.

Research and Development Costs

Research and development expenses were $27.9 million for the three months ended March 31, 2022 compared to $7.8 million for the three months ended March 31, 2021. The increase of $20.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by a $10.5 million increase in expense related to our contract manufacturing activities to support our clinical trials, a $3.7 million increase in clinical trial expenses related to the initiation of our global Phase 2 clinical trials of PRA023, a $3.1 million increase in expenses related to personnel costs due to increased headcount to support increased development activities, a $1.1 million increase in toxicology study costs related to PR600, with the remainder due to increases in expenses related to research and development expenses for our other preclinical development programs.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the three months ended March 31, 2022 compared to $5.2 million for the three months ended March 31, 2021. The increase of $2.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by a $1.5 million increase in stock compensation expense, with the remainder primarily due to increases in expenses related to operating as a public company.

Other Income (Expense), Net

Interest expense

Interest expense was zero for the three months ended March 31, 2022 and $0.7 million for the three months ended March 31, 2021. The decrease of $0.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the payoff of debt under the Loan Agreement in the third quarter of 2021.

Change in Fair Value of Convertible Preferred Stock Purchase Right Liability

The change in fair value of convertible preferred stock purchase right liability decreased $1.0 million. In January 2021, with the issuance of the Series D-2 convertible preferred stock, this contractual obligation was settled and the preferred stock purchase right liability was remeasured to fair value on the purchase date and reclassified to permanent equity.

Liquidity and Capital Resources

Sources of Liquidity

From our inception and to the date of our IPO, we received aggregate gross proceeds of $175.6 million from the sale of convertible preferred stock, $7.5 million from borrowings under our Loan Agreement with Oxford and $8.2 million from amounts received under the Falk and Takeda Agreements. In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $218.5 million, which resulted in net proceeds to us of approximately $199.8 million, after deducting underwriting discounts and commissions of approximately $15.3 million and offering-related transaction costs of approximately $3.4 million.  As of March 31, 2022, we had cash and cash equivalents of $227.0 million.

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

Open Market Sale Agreement

On April 1, 2022, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Agent”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement.

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sale Agreement. No assurance can be given that we will sell any shares of common stock under the Sale Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place.

Future Capital Requirements

As of March 31, 2022, we had cash and cash equivalents in the amount of $227.0 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•

the type, number, scope, progress, expansions, results, costs and timing of, discovery, preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;

•	the costs and timing of manufacturing for our product candidates and commercial manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of developing our companion diagnostics, and the outcome of regulatory review;
•	the success of our current and any future collaborations, including the timing and amount of payments made to us under the Falk Agreement or any future collaboration agreements;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
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

Cash Flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in)
Operating activities	$(29,388)	$(18,994)
Investing activities	(955)	(298)
Financing activities	123	276,322
Net increase in cash and cash equivalents	$(30,220)	$257,030

Operating Activities

Cash used by operating activities was $29.4 million during the three months ended March 31, 2022 as compared to cash used in operating activities of $19.0 million during the three months ended March 31, 2021. The increase of $10.4 million was primarily the result of the increase in net loss between the two periods of $18.1 million offset by increases in operating assets and liabilities of $6.8 million, and stock compensation expense of $2.5 million.

Investing Activities

Net cash used by investing activities was $1.0 million during the three months ended March 31, 2022 as compared to net cash used in investing activities of $0.3 million during the three months ended March 31, 2021, primarily due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2022 as compared to $276.3 million during the three months ended March 31, 2021. During the three months ended March 31, 2022, we received proceeds from stock option exercises of $0.3 million, offset by payment of financing costs related to our Form S-3 filing of $0.2 million. During the three months ended March 31, 2021, we received proceeds of $201.2 million from the sale of our common stock in our IPO, net of issuance costs, paid during the period, and proceeds of $73.7 million from the sale of shares of our Series D-2 convertible preferred stock, net of issuance costs, paid during the period.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2022 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies & Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022.

Recent Accounting Pronouncements

See Note 2 to our condensed financial statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements.

Contractual Obligations and Commitments

During the three months ended March 31, 2022, there have been no material changes outside of the ordinary course of business in the composition to the contractual obligations or commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Part II, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of proceeds from our initial public offering from that described in the prospectus for the IPO.

Issuer Repurchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	3/17/2021	3.1

3.2	Amended and Restated Bylaws	8-K	3/17/2021	3.2

4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	3/8/21	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated October 30, 2020, by and among the Registrant and certain of its stockholders	S-1	2/19/21	4.2

4.3	Warrant issued to Oxford Finance LLC, dated January 24, 2020	S-1	2/19/21	4.3

10.1	Open Market Sale Agreement, dated April 1, 2022, by and between Jefferies LLC and the Registrant	S-3ASR	4/1/22	1.2

31.1	Certification of Chief Executive Officer of Prometheus Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Prometheus Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PROMETHEUS BIOSCIENCES, INC.

Date:	May 12, 2022	By:	/s/ Mark C. McKenna
Mark C. McKenna
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2022	By:	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)