Form 10-Q
period 2022-09-30
Prometheus Biosciences, Inc.
filed 2022-11-09
CIK 1718852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 41,942,246 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and par value amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$78,413	$257,254
Short term investments	181,835	—
Accounts receivable	941	1,079
Prepaid expenses and other current assets	4,867	7,050
Total current assets	266,056	265,383
Property and equipment, net	3,374	1,447
Right-of-use asset	28,217	—
Other assets	971	971
Total assets	$298,618	$267,801
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,078	$1,153
Accrued compensation	4,936	5,378
Accrued expenses and other current liabilities	13,512	6,050
Payable to PLI	157	193
Deferred revenue	1,544	3,668
Lease liabilities, current portion	2,552	—
Total current liabilities	23,779	16,442
Deferred revenue, non-current	15,641	16,204
Lease liabilities, net of current portion	26,663	—
Total liabilities	66,083	32,646
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.0001 par value; 40,000,000 shares authorized at September 30, 2022 and December 31, 2021; No shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock—$0.0001 par value; 400,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 41,848,181 shares and 38,960,716 shares issued at September 30, 2022 and December 31, 2021, respectively; 41,845,054 shares and 38,943,110 shares outstanding at September 30, 2022 and December 31, 2021, respectively;	4	4
Additional paid-in capital	525,311	424,492
Accumulated other comprehensive loss	(451)	—
Accumulated deficit	(292,329)	(189,341)
Total stockholders’ equity	232,535	235,155
Total liabilities and stockholders’ equity	$298,618	$267,801

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$968	$1,006	$6,156	$2,092
Operating expenses:
Research and development	29,079	17,551	82,906	38,863
General and administrative	10,272	10,248	27,698	21,088
Total operating expense	39,351	27,799	110,604	59,951
Loss from operations	(38,383)	(26,793)	(104,448)	(57,859)
Other income (expense), net:
Interest income	1,108	27	1,460	82
Interest expense	—	(13)	—	(861)
Loss on early extinguishment of debt	—	(554)	—	(554)
Change in fair value of preferred stock purchase right liability	—	—	—	(980)
Change in fair value of preferred stock warrant liability	—	—	—	(105)
Total other income (expense), net	1,108	(540)	1,460	(2,418)
Net loss	(37,275)	(27,333)	(102,988)	(60,277)
Other comprehensive loss:
Unrealized loss on marketable securities, net	(141)	—	(451)	—
Comprehensive loss	(37,416)	(27,333)	(103,439)	(60,277)
Net loss per share, basic and diluted	$(0.90)	$(0.70)	$(2.59)	$(2.09)
Weighted average shares outstanding, basic and diluted	41,218,645	38,848,412	39,831,114	28,778,814

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	38,943,110	$4	$424,492	$—	$(189,341)	$235,155
Issuance of common stock upon exercise of stock options	142,391	—	349	—	—	349
Vesting of early exercised stock options	4,311	—	6	—	—	6
Stock-based compensation	—	—	3,279	—	—	3,279
Net loss	—	—	—	—	(32,066)	(32,066)
Balance at March 31, 2022	39,089,812	$4	$428,126	$—	$(221,407)	$206,723
Issuance of common stock upon exercise of stock options	21,284	—	98	—	—	98
Issuance of common stock in public offerings, net of issuance costs of $1,184	555,297	—	13,979	—	—	13,979
Issuance of common stock under employee stock purchase plan	19,979	—	346	—	—	346
Vesting of early exercised stock options	4,314	—	6	—	—	6
Stock-based compensation	—	—	4,636	—	—	4,636
Unrealized loss on marketable securities	—	—	—	(310)	—	(310)
Net loss	—	—	—	—	(33,647)	(33,647)
Balance at June 30, 2022	39,690,686	$4	$447,191	$(310)	$(255,054)	$191,831
Issuance of common stock upon exercise of stock options	184,910	—	1,222	—	—	1,222
Issuance of common stock in public offerings, net of issuance costs of $2,247	1,966,604	—	70,865	—	—	70,865
Vesting of early exercised stock options	2,854	—	6	—	—	6
Stock-based compensation	—	—	6,027	—	—	6,027
Unrealized loss on marketable securities	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(37,275)	(37,275)
Balance at September 30, 2022	41,845,054	$4	$525,311	$(451)	$(292,329)	$232,535

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance at December 31, 2020	160,864,434	$126,023	1,713,622	$—	$1,605	$—	$(99,146)	$(97,541)
Issuance of Series D-2 convertible preferred stock for cash, net of issuance costs of $94	86,775,740	73,763	—	—	—	—	—	—
Issuance of Series D-2 convertible preferred stock for settlement of deferred purchase price	7,219,560	6,144	—	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability	—	4,880	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock at initial public offering	(254,859,734)	(210,810)	25,485,955	3	210,807	—	—	210,810
Issuance of shares of common stock in initial public offering for cash, net of issuance costs of $18,662	—	—	11,500,000	1	199,837	—	—	199,838
Reclassification of convertible preferred stock warrants			—	—	169	—	—	169
Issuance of common stock in exchange for services	—	—	500	—	3	—	—	3
Issuance of common stock upon exercise of stock options	—	—	56,645	—	64	—	—	64
Vesting of early exercised stock options	—	—	12,981	—	9	—	—	9
Stock-based compensation	—	—	—	—	792	—	—	792
Net loss	—	—	—	—	—	—	(13,945)	(13,945)
Balance at March 31, 2021	—	$—	38,769,703	$4	$413,286	$—	$(113,091)	$300,199
Issuance costs related to initial public offering	—	—	—	—	(46)	—	—	(46)
Issuance of common stock upon exercise of stock options	—	—	54,561	—	62	—	—	62
Vesting of early exercised stock options	—	—	10,803	—	9	—	—	9
Stock-based compensation	—	—	—	—	1,203	—	—	1,203
Net loss	—	—	—	—	—	—	(18,999)	(18,999)
Balance at June 30, 2021	—	$—	38,835,067	$4	$414,514	$—	$(132,090)	$282,428
Issuance of common stock upon exercise of stock options	—	—	12,995	—	33	—	—	33
Issuance of common stock for consulting services	—	—	28,100	—	715	—	—	715
Vesting of early exercised stock options	—	—	8,374	—	7	—	—	7
Stock-based compensation	—	—	—	—	6,250	—	—	6,250
Net loss	—	—	—	—	—	—	(27,333)	(27,333)
Balance at September 30, 2021	—	$—	38,884,536	$4	$421,519	$—	$(159,423)	$262,100

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(102,988)	$(60,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417	173
Stock-based compensation expenses	13,942	8,245
Loss on early extinguishment of debt	—	554
Amortization of premiums and discounts on marketable securities, net	(1,042)	—
Noncash lease expense	428	—
Change in fair value of preferred stock purchase right liability	—	980
Change in fair value of preferred stock warrant liability	—	105
Common stock issued in exchange for services	—	718
Noncash interest expense	—	553
Changes in operating assets and liabilities:
Accounts receivable	138	407
Prepaid expenses and other current assets	2,191	(5,144)
Other assets	—	(468)
Accounts payable	(84)	618
Accrued compensation	(441)	589
Accrued expenses and other current liabilities	7,460	3,441
Payable to PLI	(36)	(655)
Deferred revenue	(2,686)	8,833
Operating lease liabilities	570	—
Net cash used in operating activities	(82,131)	(41,328)
Cash flows from investing activities
Purchases of property and equipment	(2,334)	(946)
Proceeds from maturities of short term investments	9,250	—
Purchases of short term investments	(190,494)	—
Net cash used in investing activities	(183,578)	(946)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	73,749
Repayment of debt	—	(7,963)
Proceeds from sale of common stock in initial public offering	—	218,500
Proceeds from sale of common stock in public offerings, gross	88,275	—
Payment of public offering costs	(3,412)	(17,256)
Proceeds from issuance of common stock upon stock option exercises	1,659	159
Proceeds from issuance of common stock under employee stock purchase plan	346	—
Net cash provided by financing activities	86,868	267,189
Net (decrease) increase in cash and cash equivalents	(178,841)	224,915
Cash and cash equivalents at beginning of period	257,254	54,201
Cash and cash equivalents cash at end of period	78,413	279,116
Supplemental schedule of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$—	$210,810
Reclassification of preferred stock purchase right liability to equity due to issuance of Series D convertible preferred stock	$—	$4,880
Reclassification of warrant liability to equity due to conversion from preferred stock warrant to common stock warrant upon completion of initial public offering	$—	$169
Issuance of Series D-2 convertible preferred stock for the settlement of deferred purchase price	$—	$6,144
Vesting of early exercised stock options	$18	$24
Public offering costs incurred, but not paid, included in accrued expenses and accounts payable	$19	$—
Costs incurred, but not paid, in connection with capital expenditures included in accounts payable	$163	$145

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Notes to Unaudited Condensed Financial Statements

1.	Organization

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

Liquidity

The Company has incurred net losses since inception, experienced negative cash flows from operations, and as of September 30, 2022, has an accumulated deficit of $292.3 million. The Company has historically financed its operations primarily through private placements of convertible preferred stock, proceeds from the Company’s IPO in March 2021 and proceeds from the sale of its common stock through an “at the market” offering. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company believes its current capital resources will be sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed financial statements.

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

Unaudited Interim Financial Information

The unaudited financial statements at September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with GAAP applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The cash and cash equivalents balances at September 30, 2022 and December 31, 2021 represent cash in readily available checking and money market accounts.

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

Accounts Receivable

Accounts receivable is stated at the original invoice amount and consists of certain research and development and contract manufacturing costs subject to reimbursement under the Company’s collaboration agreements. The Company did not record any credit losses as of September 30, 2022 and December 31, 2021.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which ranges from two to ten years. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operating expenses as incurred.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. Lease terms are determined at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. For its long-term operating leases, the Company recognizes a lease liability and a right-of-use (“ROU”) asset on its balance sheets and recognizes lease expense on a straight-line basis over the lease term. The lease liability is determined as the present value of future lease payments using the discount rate implicit in the lease or, if the implicit rate is not readily determinable, an estimate of the Company’s incremental borrowing rate. The ROU asset is based on the lease liability, adjusted for any prepaid or deferred rent. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expenses as incurred. The Company has elected to not recognize a lease liability or ROU asset in connection with short-term operating leases and recognizes lease expense for short-term operating leases on a straight-line basis over the lease term. The Company does not have any finance leases.

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

Research and Development and Clinical Trial Accruals

Research and development costs are charged to expense as incurred. Research and development expenses include certain payroll and personnel expenses, laboratory supplies, consulting costs, external contract research and development expenses, costs related to manufacturing the Company’s product candidates for clinical trials and preclinical studies, and allocated overhead, including rent, information technology, property and equipment depreciation and utilities. Advance payments for goods or services for future research and development activities are deferred and expensed as the goods are delivered or the related services are performed.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. Comprehensive gains (losses) have been reflected in the statements of operations and comprehensive loss for all periods presented.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. The Company has excluded 7,281 and 11,226 weighted average shares subject to repurchase or forfeiture from the weighted average number of common shares outstanding for the three and nine months ended September 30, 2022, respectively, and 26,641 and 36,591 weighted average shares subject to repurchase or forfeiture from the weighted average number of common shares outstanding for the three and nine months ended September 30, 2021, respectively. Dilutive common stock equivalents are comprised of options outstanding under the Company’s equity incentive plan, warrants to purchase common stock, and 2021 Employee Stock Purchase Plan (ESPP) shares pending issuance.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two- class method required for participating securities as the convertible preferred stock are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the three and nine months ended September 30, 2022 and 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30,
	2022	2021
Common stock options issued and outstanding	7,314,511	5,392,052
Warrants to purchase common stock	14,884	14,884
ESPP shares pending issuance	22,553	24,279
Restricted stock units	112,886	—
Total	7,464,834	5,431,215

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022
Assets:
Cash and cash equivalents:
Money market funds	$18,955	$18,955	$—	$—
	18,955	18,955	—	—

Short term investments:
Commercial paper	$137,189	$—	$137,189	$—
U.S. government and agency securities	44,646	11,937	32,709	—
	181,835	11,937	169,898	—

Total assets measured at fair value	$200,790	$30,892	$169,898	$—

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

There were no transfers within the hierarchy during the three and nine months ended September 30, 2022 and 2021. At December 31, 2020, Level 3 liabilities that were measured at fair value on a recurring basis consisted of warrants to purchase shares of convertible preferred stock and a preferred stock purchase right liability. The Company had no Level 3 liabilities at September 30, 2022 and December 31, 2021 as the liabilities for the warrants to purchase shares of convertible preferred stock and the preferred stock purchase right was remeasured and reclassified to stockholders’ equity upon the closing of the Company’s IPO in March 2021 and the issuance of shares of Series D-2 convertible preferred stock in January 2021, respectively.

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

Activity of Liabilities Using Fair Value Level 3 Measurements

The following table summarizes the activity of the financial instruments valued using Level 3 inputs (in thousands):

	Convertible Preferred Stock Warrant Liability	Series D Convertible Preferred Stock Purchase Right Liability
Balance at December 31, 2020	$64	$3,900
Change in fair value	105	980
Conversion/Settlement during 2021	(169)	(4,880)
Balance at September 30, 2021	$—	$—

4.	Marketable Securities.

The following tables summarize marketable securities (in thousands):

		As of September 30, 2022
			Unrealized
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$18,955	$—	$—	$18,955
Total cash and cash equivalents		$18,955	$—	$—	$18,955

Short term investments:
Commercial paper	one or less	$137,564	$—	$(375)	$137,189
U.S. government and agency securities	one or less	44,722	49	(125)	44,646
Total short term investments		$182,286	$49	$(500)	$181,835

Total marketable securities		$201,241	$49	$(500)	$200,790

As of September 30, 2022, none of the marketable securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, no allowance for credit losses was recorded.

There were no marketable securities as of December 31, 2021.

5.	Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid contract manufacturing expenses	$1,356	$3,808
Prepaid clinical trial expenses	844	1,397
Prepaid research and development expenses	437	627
Other prepaid expenses	2,230	1,218
Total	$4,867	$7,050

Property and equipment, Net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$2,657	$1,830
Computer equipment	668	24
Office equipment and furniture	873	—
	4,198	1,854
Less accumulated depreciation	(824)	(407)
Total	$3,374	$1,447

Depreciation expense related to property and equipment was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development	$3,613	$2,123
Accrued clinical trial expenses	4,809	1,999
Accrued contract manufacturing expenses	3,680	906
Accrued legal expenses	425	531
Unvested early exercise liability	17	35
Accrued other	968	456
Total	$13,512	$6,050

6.	Collaboration and License Agreements

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

The Company included the upfront payment and all milestone payments in the transaction price as it was deemed not probable of significant reversal at the inception of the agreement. In connection with the Falk Agreement, the Company recognized revenue of $1.0 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $5.0 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. The Company had deferred revenue of $17.2 million and $18.7 million as of September 30, 2022 and December 31, 2021, respectively. This deferred revenue balance is expected to be recognized proportionally as expenses are incurred over the estimated eight-year term.

Companion Diagnostics Development Agreement with Millennium Pharmaceuticals, Inc.

In March 2019, the Company entered into a Companion Diagnostics Development and Collaboration Agreement (the Takeda Agreement) with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda.  In March 2022, the Company and Takeda mutually agreed to terminate the agreement, effective April 2022. In connection with the Takeda Agreement, the Company recognized revenue of zero and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $1.2 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. The Company had deferred revenue of zero and $1.2 million as of September 30, 2022 and December 31, 2021, respectively.

A reconciliation of deferred revenue related to the Falk Agreement and the Takeda Agreement for the nine months ended September 30, 2022 is as follows (in thousands):

	Falk Agreement	Takeda Agreement	Total
Balance at December 31, 2021	$18,691	$1,181	$19,872
Amounts received in 2022	3,469	—	$3,469
Revenue recognized in 2022	(4,975)	(1,181)	$(6,156)
Balance at September 30, 2022	$17,185	$—	$17,185

7.	Long Term Debt

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

In July 2021, the Company voluntarily prepaid the aggregate outstanding principal balance of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, accrued interest, and final payment due under the terms of the Oxford Loan, and the Loan Agreement was terminated in accordance with its terms. All liens and security interests securing the Oxford Loan were released upon termination. The Company recognized a $0.6 million loss on extinguishment on the Company’s condensed statements of operations for the nine months ended September 30, 2021.

8.	Stockholders’ Equity

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

The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sale Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sale Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place. The Company and the Agent may each terminate the Sale Agreement at any time upon specified prior written notice. As of September 30, 2022, the Company has sold 2,521,901 shares of its common stock under the Sale Agreement at a weighted average price of $35.00 resulting in net proceeds of approximately $84.9 million.

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

In February 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Pursuant to the 2021 Plan, the Company ceased granting awards under the 2017 Plan. Under the 2021 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. The number of shares initially available for issuance under awards granted pursuant to the 2021 Plan is the sum of (1) 3,600,000 shares of common stock, plus (2) any shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2021 Plan that become available for issuance under the 2021 Plan thereafter in accordance with its terms. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be increased annually on the first day of each fiscal year during the term of the 2021 Plan, beginning with the 2022 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. The number of shares of common stock available for issuance increased by 5% at January 1, 2022, and at September 30, 2022, 2,502,155 shares remain available for issuance under the 2021 Plan, including the automatic increase of 1,948,035 on January 1, 2022. The maximum term of options granted under the 2021 Plan is ten years and grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

The Company’s stock option activity for the nine months ended September 30, 2022 is summarized in the following table:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	6,474,039	$12.18	8.5	$177,130
Granted	1,343,035	$30.42
Exercised	(348,585)	$4.79
Cancelled/forfeited	(153,978)	$24.42
Outstanding at September 30, 2022	7,314,511	$15.62	8.8	$317,349
Vested or expected to vest at September 30, 2022	7,314,511	$15.62	8.8	$317,349
Exercisable at September 30, 2022	2,418,060	$5.25	8.6	$130,017

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $20.57 and $5.93, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2022 and 2021 was $8.0 million and $0.3 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $14.2 million and $1.7 million, respectively.

The grant date fair value of stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.8 – 3.4%	1.0 – 1.1%	1.5 – 3.4%	0.6 – 1.1%
Expected volatility	73.7 – 74.4%	73.0 – 74.2%	73.2 – 74.6%	73.0 – 95.2%
Expected term (in years)	6.1	5.8 – 6.1	5.5 – 6.5	5.8 – 6.1
Expected dividend yield	—%	—%	—%	—%

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

Restricted Stock Units

A summary of the Company’s restricted stock units activity is as follows (in thousands, except share and per share amounts):

	Number of Outstanding Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	—
Granted	112,886	$29.56
Cancelled	—
Balance at September 30, 2022	112,886
Vested or expected to vest at September 30, 2022	112,886

The Company’s current restricted stock units vest 100% three years from the grant date, subject to continued service. The fair-value of each restricted stock unit is determined on the grant date using the closing price of the Company’s common stock on the grant date.

Early Exercise Liability

The unvested shares of the early-exercised options are held in escrow until the stock option becomes fully vested or until the employee’s termination, whichever occurs first. The right to repurchase these shares lapses over the four-year vesting period. As of September 30, 2022 and December 31, 2021, the early exercise liability was approximately $17,000 and $35,000, respectively. For accounting purposes, the early exercise of options is not considered to be a substantive exercise until the underlying awards vest.

The following table summarizes the activity of the unvested common stock issued pursuant to an early exercise of stock option awards for the nine months ended September 30, 2022:

Unvested at beginning of period	17,606
Vested or cancelled during the period	(11,479)
Unvested at end of period	6,127

Employee Stock Purchase Plan

In February 2021, the Company’s board of directors approved the 2021 Employee Stock Purchase Plan (the ESPP), which became effective upon the pricing of the Company’s IPO on March 16, 2021. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. Initially, a total of 360,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2022 fiscal year, by an amount equal to the lessor of: (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (ii) such other amount as the Company’s board of directors may determine. The number of shares of common stock available for issuance under the ESPP increased by 1% at January 1, 2022. Stock-based compensation expense for the three and nine months ended September 30, 2022 related to the ESPP was $0.1 million and $0.2 million, respectively. As of September 30, 2022, the Company has issued 46,129 shares under the ESPP. The Company had an outstanding liability of $0.4 million at September 30, 2022, which is included in accrued compensation on the condensed balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. At September 30, 2022, 703,478 shares remain available for issuance under the ESPP, including the automatic increase of 389,607 on January 1, 2022.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the accompanying statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,989	$534	$4,758	$972
General and administrative	4,038	5,716	9,184	7,273
Total stock-based compensation	$6,027	$6,250	$13,942	$8,245

As of September 30, 2022, approximately $60.3 million of total unrecognized compensation expense related to unvested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.81 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	September 30, 2022	December 31, 2021
Common stock options issued and outstanding	7,314,511	6,474,039
Restricted stock units	112,886	—
Warrants to purchase common stock	14,884	14,884
Shares available for issuance under equity incentive plan	2,502,155	1,856,063
Shares available for issuance under the ESPP	703,478	333,850
Total	10,647,914	8,678,836

9.	Commitments and Contingencies

Leases

In March 2021, the Company executed a non-cancellable lease agreement for office and laboratory space in San Diego, California (“Second Floor Lease”). The Second Floor Lease and related monthly payments commenced in March 2022, and had an initial term of ten years with an option to extend the lease for an additional five-year term. The lease provides for initial monthly rental payments of approximately $0.2 million with rent escalation and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company received $6.3 million of tenant improvements, all of which were deemed to be owned by the landlord. Under the relevant guidance, the Company recognized operating lease right-of-use (ROU) asset and liabilities of $14.6 million each based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and amortizes the ROU assets and liabilities over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

In October 2021, the Company executed an amendment to the lease agreement to expand the leased premises (“First Floor Lease”). The amended lease extends the initial term of the original lease to 127.5 months following the commencement date of the expansion premises, with an option to extend the lease term for an additional five-year term. In September 2022, the Company took control of the expansion premises and the amended lease term commenced with an approximately 127.5-month term for the expansion premises and the original premises. The Company recognized ROU assets and lease liabilities of $14.0 million on the Company’s condensed balance sheet related to the expansion premises. The First Floor Lease provides for initial monthly rental payments for the expansion premises of an additional approximately $0.2 million with rent escalation and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company received an additional $6.1 million of tenant improvements for the expansion premises, all of which was deemed to be owned by the landlord.

In connection with the PLI spinoff on December 31, 2020, the Company entered into a sublease agreement for approximately 40,000 square feet in the PLI facility. The sublease agreement was for one year with an option to renew for an additional year. The sublease agreement was extended for six months and expired on June 30, 2022 in accordance with its terms. No further payment obligations exist after the termination date.

Information related to the Company’s operating lease is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$723	$240	$1,863	$720
Cash paid for amounts included in the measurement of lease liabilities	$—	$—	$228	$—

Operating lease expense included variable costs of $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, respectively, and zero during the three and nine months ended September 30, 2021, as well as short term lease expense of zero and $0.5 million during the three and nine months ended September 30, 2022, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022 the remaining lease term of the Company’s operating lease was 127 months and the weighted average discount rate on the Company’s operating lease was 8.7%.

Future minimum lease payments and information related to the operating lease liability as of September 30, 2022 are as follows (in thousands):

Remainder of 2022	$562
2023	3,102
2024	4,058
2025	4,180
2026	4,305
Thereafter	30,424
Total lease payments	46,631
Imputed interest	(17,416)
Lease liability	29,215
Less current portion of lease liability	2,552
Lease liability, net of current portion	$26,663

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breech of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At September 30, 2022, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its condensed financial statements as of September 30, 2022.

10.	Related Party Transactions

As discussed in Note 5, in September 2017, the Company entered into the Cedars-Sinai Agreement. A related-party relationship exists with Cedars-Sinai due to its percentage of common stock ownership and representation on the Company’s board of directors. As consideration for the license rights, the Company issued (i) 257,500 common stock shares at par value of $0.0001 per share, and (ii) 335,000 unvested restricted common stock shares at par value of $0.0001 per share. The parties also entered into additional license agreements as well as research agreements, under which the parties can provide research services to each other at pricing specified in the individual statements of work. During the three and nine months ended September 30, 2022, the Company incurred $18 thousand in costs under the research agreements. No costs were incurred during the three and nine months ended September 30, 2021.

As disclosed in Note 8, in January 2021, deferred purchase price obligations of $6.1 million due to Nestlé was satisfied with the issuance of 7,219,560 shares of Series D-2 convertible preferred stock in January 2021.

As a result of the PLI spinoff on December 31, 2020, the Company entered into a transition services agreement with PLI, pursuant to which the Company provided PLI certain transitional services, including general and administrative, finance and clinical operations support, and PLI provided the Company with certain transitional services, including providing for the use of facilities under a sublease, in each case for specified monthly service fees. The transition services agreement was terminated in June 2022. During the three and nine months ended September 30, 2022, the Company paid PLI $0.2 million and $1.4 million, respectively, and during the three and nine months ended September 30, 2021 the Company paid PLI $0.5 million and $2.7 million, respectively, in accordance with the terms of this agreement.
11.	401(K) Plan

Effective January 1, 2018, the Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Company contributions made during the three months ended September 30, 2022 and 2021 were $0.2 million and $0.1 million, respectively. Company contributions made during the nine months ended September 30, 2022 and 2021 were $0.8 million and $0.2 million, respectively.
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

From October 1, 2022 through the date of this filing, the Company sold 18,447 shares of its common stock under the Sale Agreement at a weighted average price of $60.52 resulting in net proceeds of approximately $1.1 million.

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

In June 2022, we completed enrollment for APOLLO-CD, which is statistically powered to evaluate the safety and efficacy of PRA023 in approximately 50 patients. In July 2022, we completed enrollment of the initial cohort (Cohort 1) for ARTEMIS-UC, which is statistically powered to evaluate the safety and efficacy of PRA023 in approximately 120 patients, and began enrollment in the expansion cohort (Cohort 2), which is designed to further evaluate the effectiveness of our companion diagnostic candidate in approximately 40 additional patients who are companion diagnostic positive. We currently expect to announce full results from APOLLO-CD and topline results from Cohort 1 of ARTEMIS-UC together in the fourth quarter of 2022 with an update on enrollment of Cohort 2.

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

Our second product candidate, PRA052, is an anti-CD30L mAb. The CD30L-CD30 co-stimulatory pathway has been implicated in IBD by genetic, preclinical, and human translational data. In preclinical studies, CD30L antagonism was observed to improve multiple animal models of colitis. PRA052 is designed to have high affinity and specificity for CD30L and to block both transmembrane and soluble CD30L. We filed an investigational new drug application (IND) for PRA052 in the third quarter of 2022 and the FDA cleared us to proceed. We initiated a Phase 1 single ascending dose/multiple ascending dose clinical trial in normal healthy volunteers in the fourth quarter of 2022 and expect results in the fourth quarter of 2023. We are also developing a proprietary genetics-based companion diagnostic test for PRA052 to identify patients that are more likely to respond to CD30L inhibition.

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

We continue to explore additional potential indications for our development programs and evaluate numerous other drug targets, identified through Prometheus360, for therapeutic utility for potential drug discovery development. We also continue to explore and evaluate entering into collaborations for specific therapeutic indications or geographic territories in order to maximize the value of our product candidates, including PRA023. The research and development of therapeutic product candidates and companion diagnostics comprises our therapeutics business segment.

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

We have incurred operating losses in each year since inception. Our net losses were $103.0 million and $60.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $292.3 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, develop and validate companion diagnostics, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any services and collaboration revenue.

From inception and to the date of our initial public offering (IPO) in March 2021, we had raised a total of $175.6 million to fund our operations from gross proceeds from the sale and issuance of convertible preferred stock and $7.5 million from proceeds under our loan and security agreement (Loan Agreement) with Oxford Finance LLC and its affiliates (Oxford) (“the Oxford Loan”). In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received net of approximately $199.8 million. In July 2021, we voluntarily prepaid the aggregate outstanding principal balance of the Oxford Loan of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, accrued interest, and final payment due under the terms of the Loan Agreement and Oxford released all liens against our assets and terminated our other applicable obligations. As of September 30, 2022, we have sold 2,521,901 shares of common stock under the Open Market Sale Agreement (Sale Agreement) at a weighted average price of $35.00 per share resulting in net proceeds of $84.9 million. As of September 30, 2022, we had cash, cash equivalents, and short term investments of $260.2 million.

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

Operating Expenses

Research and Development

Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts, the preclinical and clinical development of our product candidates and the development and validation of our companion diagnostics. Our research and development expenses include:

•	external costs, including expenses incurred under arrangements with third parties, such as CROs, contract manufacturers, consultants and our scientific advisors; and
•	internal costs, including:
•	employee-related expenses, including salaries, benefits, and stock-based compensation; the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
•	facilities, information technology and depreciation, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of equipment.

The following table summarizes our research and development expenses by product candidate for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
PRA023	$19,163	$11,366	$51,916	$27,153
PRA052	4,914	3,105	19,111	6,309
Other preclinical programs	5,002	3,080	11,879	5,401
Total research and development	$29,079	$17,551	$82,906	$38,863

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Collaboration revenue	$968	$1,006	$(38)
Operating expenses:
Research and development	29,079	17,551	11,528
General and administrative	10,272	10,248	24
Total operating expenses	39,351	27,799	11,552
Loss from operations	(38,383)	(26,793)	(11,590)
Other income (expense), net:
Interest income	1,108	27	1,081
Interest expense	—	(13)	13
Loss on early extinguishment of debt	—	(554)	554
Total other income (expense), net	1,108	(540)	1,648
Net loss	$(37,275)	$(27,333)	$(9,942)

Research and Development Expenses

Research and development expenses were $29.1 million for the three months ended September 30, 2022 compared to $17.6 million for the three months ended September 30, 2021. The increase of $11.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily driven by a $5.8 million increase in clinical trial expenses related to our global Phase 2 clinical trials of PRA023 and a $3.7 million increase in expenses related to personnel costs and stock-based compensation due to increased headcount to support increased development activities, with the remainder due to increases in expenses related to research and development expenses for our other preclinical development programs.

Other Income (Expense), Net

Interest income

Interest income was $1.1 million for the three months ended September 30, 2022 and zero for the three months ended September 30, 2021. The increase of $1.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to higher interest rates and investment in marketable securities.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $0.6 million consists of the unamortized debt issuance costs, prepayment penalty and final payment due under the terms of the Loan Agreement.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Collaboration revenue	$6,156	$2,092	$4,064
Operating expenses:
Research and development	82,906	38,863	44,043
General and administrative	27,698	21,088	6,610
Total operating expenses	110,604	59,951	50,653
Loss from operations	(104,448)	(57,859)	(46,589)
Other income (expense), net:
Interest income	1,460	82	1,378
Interest expense	—	(861)	861
Loss on early extinguishment of debt	—	(554)	554
Change in fair value of preferred stock purchase right liability	—	(980)	980
Change in fair value of preferred stock warrant liability	—	(105)	105
Total other income (expense), net	1,460	(2,418)	3,878
Net loss	$(102,988)	$(60,277)	$(42,711)

Collaboration Revenue

Revenue was $6.2 million for the nine months ended September 30, 2022 compared to $2.1 million for the nine months ended September 30, 2021 primarily due to an increase in revenue generated under the Falk Agreement.

Research and Development Expenses

Research and development expenses were $82.9 million for the nine months ended September 30, 2022 compared to $38.9 million for the nine months ended September 30, 2021. The increase of $44.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by a $13.8 million increase in clinical trial expenses related to our global Phase 2 clinical trials of PRA023, a $11.4 million increase in expenses related to our contract manufacturing activities to support our clinical trials, a $6.6 million increase in expenses related to personnel costs due to increased headcount to support increased development activities, a $3.8 million increase in stock-based compensation expense, and a $1.6 million increase in toxicology study costs related to PRA052, with the remainder due to increases in expenses related to research and development expenses for our other preclinical development programs.

General and Administrative Expenses

General and administrative expenses were $27.7 million for the nine months ended September 30, 2022 compared to $21.1 million for the nine months ended September 30, 2021. The increase of $6.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by a $1.9 million increase in stock-based compensation expense, a $1.9 million increase in personnel costs, and a $1.2 million increase in consulting expenses, with the remainder primarily due to increases in expenses related to operating as a public company.

Other Income (Expense), Net

Interest income

Interest income was $1.5 million for the nine months ended September 30, 2022 and $0.1 million for the nine months ended September 30, 2021. The increase of $1.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to higher interest rates and investment in marketable securities.

Interest expense

Interest expense was zero for the nine months ended September 30, 2022 and $0.9 million for the nine months ended September 30, 2021. The decrease of $0.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the payoff of debt under the Loan Agreement in the third quarter of 2021.

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

Liquidity and Capital Resources

Sources of Liquidity

From our inception and to the date of our IPO, we received aggregate gross proceeds of $175.6 million from the sale of convertible preferred stock, $7.5 million from borrowings under our Loan Agreement with Oxford and $8.2 million from amounts received under the Falk and Takeda Agreements. In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $218.5 million, which resulted in net proceeds to us of approximately $199.8 million, after deducting underwriting discounts and commissions of approximately $15.3 million and offering-related transaction costs of approximately $3.4 million. As of September 30, 2022, we had cash, cash equivalents, and short term investments of $260.2 million.

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

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sale Agreement. No assurance can be given that we will sell any shares of common stock under the Sale Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place. During the nine months ended September 30, 2022, we sold 2,521,901 shares of common stock under the Sale Agreement at a weighted average price of $35.00, resulting in net proceeds of approximately $84.9 million. As of September 30, 2022, we may sell up to an additional $61.7 million of shares of our common stock under the Sale Agreement.

Future Capital Requirements

As of September 30, 2022, we had cash, cash equivalents, and short term investments in the amount of $260.2 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and short term investments will be sufficient to fund our operations for at least the next 12 months from date of issuance of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(82,131)	$(41,328)
Investing activities	(183,578)	(946)
Financing activities	86,868	267,189
Net (decrease) increase in cash and cash equivalents	$(178,841)	$224,915

Operating Activities

Cash used in operating activities was $82.1 million during the nine months ended September 30, 2022 as compared to cash used in operating activities of $41.3 million during the nine months ended September 30, 2021. The increase of $40.7 million was primarily the result of the increase in net loss between the two periods of $42.7 million and a decrease of $0.5 million from changes in operating assets and liabilities, offset by an increase of $2.4 million in noncash charges.

Investing Activities

Net cash used in investing activities was $183.6 million during the nine months ended September 30, 2022 as compared to net cash used in investing activities of $0.9 million during the nine months ended September 30, 2021, primarily due to purchases of short term investments, offset by maturities of short term investments.

Financing Activities

Net cash provided by financing activities was $86.9 million during the nine months ended September 30, 2022 as compared to $267.2 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we received proceeds of $88.3 million from the sale of common stock under the Sale Agreement offset by payment of $3.4 million in public offering costs, $1.7 million from stock option exercises, and $0.3 million from issuance of common stock under the ESPP. During the nine months ended September 30, 2021, we received proceeds of $201.2 million from the sale of our common stock in our IPO, net of issuance costs paid during the period, and proceeds of $73.7 million from the sale of shares of our Series D-2 convertible preferred stock, net of issuance costs offset by $8.0 million in repayment of debt and $17.3 million in public offering costs.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2022 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies & Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022.

Recent Accounting Pronouncements

See Note 2 to our condensed financial statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements.

Contractual Obligations and Commitments

During the nine months ended September 30, 2022, there have been no material changes outside of the ordinary course of business in the composition to the contractual obligations or commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2022, we estimate that we have used approximately $30.0 million of the proceeds from our IPO for general corporate purposes including to fund research and development of our development programs. There has been no material change in the planned use of proceeds from our initial public offering from that described in the prospectus for the IPO.

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

PROMETHEUS BIOSCIENCES, INC.

Date:	November 9, 2022	By:	/s/ Mark C. McKenna
Mark C. McKenna
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)