Form 10-K
period 2022-12-31
Prometheus Biosciences, Inc.
filed 2023-02-28
CIK 1718852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $872.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $28.23 per share.

As of February 21, 2023, the registrant had 47,530,337 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PROMETHEUS BIOSCIENCES, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2022

i

PART I

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, our plans to use our Prometheus360 product platform to expand our pipeline of product candidates and develop marketable products, the anticipated timing and costs of our development of diagnostics, the potential benefits from our collaboration arrangements with third parties and our plans to enter into additional arrangements, the timing and likelihood of regulatory filings and approvals for our product candidates and diagnostics, our ability to commercialize our product candidates, if approved, the impact of COVID-19 on our business, the pricing and reimbursement of our product candidates, if approved, and testing products, the potential to develop future product candidates, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

We maintain a website at www.prometheusbiosciences.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (SEC) are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Item 1. Business.

Overview

We are a clinical-stage biotechnology company pioneering a precision medicine approach to the discovery, development, and commercialization of novel therapeutic products for the treatment of immune-mediated diseases, starting first with inflammatory bowel disease (IBD). We leverage our proprietary precision medicine platform, Prometheus360™, which includes one of the world’s largest gastrointestinal (GI) bioinformatics databases and sample biobanks, to identify novel therapeutic targets, develop therapeutic candidates to engage those targets, and develop genetics-based diagnostic tests designed to identify patients more likely to respond to our therapeutic candidates. We have generated a robust pipeline of therapeutic development programs for the treatment of immune-mediated diseases.

Our lead product candidate, PRA023, is a humanized IgG1 monoclonal antibody (mAb) that has been shown to block the tumor necrosis factor (TNF)-like ligand 1A (TL1A), a target associated with both intestinal inflammation and fibrosis. We believe PRA023’s dual mechanism of action, targeting both inflammation and fibrosis, also provides a strong rationale for advancing PRA023 into clinical trials for indications beyond IBD.

In July 2021, we initiated ARTEMIS-UC, a global Phase 2 randomized placebo-controlled clinical trial of PRA023 in patients with moderate-to-severe ulcerative colitis (UC), and APOLLO-CD, a global Phase 2a open-label clinical trial in patients with moderate-to-severe Crohn’s disease (CD), each utilizing our genetics-based diagnostic candidate designed to identify patients who are predisposed to increased expression of TL1A and therefore potentially more likely to respond to PRA023.

In December 2022, we reported topline results from the initial cohort of ARTEMIS-UC (Cohort 1) and results from APOLLO-CD demonstrating strong efficacy and favorable safety results in both studies. We believe these results position PRA023 to be a potential first-in-class and best-in-class treatment for patients suffering from UC and CD.

In our ARTEMIS-UC Phase 2a study, the topline results for the key endpoints and safety were as follows:

•
26.5% of patients on PRA023 reached the primary endpoint of clinical remission (per modified Mayo Score), compared to 1.5% on placebo, for a placebo-adjusted clinical remission rate of 25.0% on the primary endpoint (p<0.0001);
•
36.8% of patients on PRA023 reached the secondary endpoint of endoscopic improvement (Mayo endoscopy subscore of ≤ 1), compared to 6.0% on placebo, for a placebo-adjusted endoscopic improvement rate of 30.8% on the secondary endpoint (p<0.0001); and
•
PRA023 was well tolerated, with no treatment-emergent serious adverse events (SAEs), adverse events (AEs) leading to discontinuation, severe AEs, opportunistic infections or infusion reactions reported.

In our APOLLO-CD Phase 2 study, the results for the key endpoints and safety were as follows:

•
26.0% of patients on PRA023 achieved endoscopic response (p=0.002 compared to 12% prespecified historical placebo rate);
•
49.1% of patients on PRA023 achieved clinical remission (p<0.001 compared to 16% prespecified historical placebo rate); and
•
PRA023 was well tolerated, with no treatment-emergent SAEs, AEs leading to discontinuation, or severe AEs, in each case, assessed as related to PRA023 by the investigator.

We plan to advance PRA023 into Phase 3 studies for UC and CD in 2023 after we meet with the U.S. Food and Drug Administration (FDA) and other foreign regulatory authorities and finalize our Phase 3 clinical trial strategy. The expansion cohort of ARTEMIS-UC (Cohort 2) is designed to further assess the treatment effect of PRA023 in patients who test positive on our diagnostic candidate, and we expect topline results in the second quarter of 2023.

Beyond IBD, in March 2022 we initiated a Phase 2 clinical trial for PRA023 in Systemic Sclerosis-associated Interstitial Lung Disease (SSc-ILD). The FDA has granted fast track designation for PRA023 for the treatment of SSc-ILD. Topline results from our Phase 2 trial of PRA023 in Systemic Sclerosis-Associated Interstitial Lung Disease (ATHENA-SSc-ILD) are expected in the first half of 2024.

We are evaluating potentially advancing PRA023 into clinical trials for other indications where there is a strong mechanistic rational and high unmet need, and plan to announce our fourth potential indication for PRA023 in 2023.

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

IBD is estimated to affect over 2,000,000 people in the United States and over 5,000,000 people globally. The IBD market is approximately $18 billion globally and is estimated to grow to approximately $49 billion globally by 2030. The IBD market is highly concentrated, with four therapeutic products accounting for 75% of global revenues.

Our Precision Medicine Approach

Precision medicine involves the discovery and development of therapies that integrate clinical and molecular information based on the biological basis of disease to improve clinical decision-making and patient outcomes. We are pioneering the application of precision medicine in IBD and other immune-mediated diseases because we believe that by leveraging Prometheus360 we can identify novel therapeutic targets impacting the underlying pathways involved in IBD and the patient subgroups that may be more responsive to a particular therapy and then explore the utility of these therapies in other immune-mediated diseases where the same pathways are implicated.

We believe we have the potential to transform the entire IBD pharmaceutical value chain from discovery to commercialization with our precision medicine approach. Our Prometheus360 platform includes our extensive clinical database and associated biobank, which is one of the world’s largest collections of biospecimens from patients suffering from IBD and other GI disorders. This database and biobank, which we exclusively license from Cedars-Sinai Medical Center (Cedars-Sinai), includes more than 200,000 samples linked to extensive clinical data from over 20,000 patients collected over more than 20 years. This, in combination with our state-of-the-art machine-learning methodologies, make Prometheus360 a discovery engine for novel precision therapeutics and diagnostics.

We believe our precision medicine approach will result in a greater likelihood of identifying and developing the right drug for the right patient, help to maximize patient and trial outcomes, improve label claims, accelerate adoption of targeted therapeutics for addressable patients and provide attractive treatment options from a cost-benefit perspective for payors.

Our Portfolio

We have a robust pipeline of clinical-stage product candidates and preclinical therapeutic development programs and plan to develop a diagnostic for each program to identify patients more likely to respond to drug. The following table summarizes our key current internal and partnered programs.

PRA023—anti-TL1A mAb

Our lead product candidate, PRA023, is a humanized IgG1 mAb that has been shown to bind and neutralize both the active trimeric form and inactive monomeric form of TL1A. We are developing PRA023 for the treatment of UC, CD and SSc-ILD. We believe PRA023’s dual mechanism of action, targeting both inflammation and fibrosis, also provides a strong rationale for advancing PRA023 into clinical trials for indications beyond IBD.

In December 2022, we reported topline results from Cohort 1 and results from APOLLO-CD demonstrating strong efficacy and favorable safety results in both studies. We plan to advance PRA023 into Phase 3 studies for UC and CD in 2023 after we meet with the FDA and foreign regulatory authorities and finalize our Phase 3 clinical trial strategy. Cohort 2 is designed to further assess the treatment effect of PRA023 in patients who test positive on our diagnostic candidate, and we expect results in the second quarter of 2023.

In March 2022, we initiated a Phase 2 clinical trial for PRA023 in SSc-ILD. The FDA has granted fast track designation for PRA023 for the treatment of SSc-ILD. Topline results from ATHENA-SSc-ILD are expected in the first half of 2024.

PRA052—anti-CD30L mAb

Our second product candidate, PRA052, is an anti-CD30L mAb. The CD30L-CD30 co-stimulatory pathway has been implicated in IBD by genetic, preclinical, and human translational data. In preclinical studies, CD30L antagonism was observed to improve multiple animal models of colitis. PRA052 is designed to have high affinity and specificity for CD30L and to block both transmembrane and soluble CD30L. We filed an investigational new drug application (IND) for PRA052 in the third quarter of 2022 and then initiated a Phase 1 single ascending dose/multiple ascending dose clinical trial in normal healthy volunteers in the fourth quarter of 2022. We expect topline results from the Phase 1 study in the fourth quarter of 2023. We are also developing a proprietary genetics-based diagnostic test for PRA052 to identify patients that are more likely to respond to CD30L inhibition.

In 2020, we entered into a co-development and manufacturing agreement with Dr. Falk Pharma GmbH (Falk) for PRA052, in order to leverage Falk’s experience in GI drug development and commercialization in Europe. Under this agreement, we granted to Falk exclusive commercialization rights in Europe, Australia and New Zealand for PRA052 and its corresponding diagnostic candidate, while we retained commercialization rights in the United States and the rest of the world. In 2021, we earned both preclinical milestone payments from Falk related to our selection of the PRA052 clinical candidate and our development of a diagnostic candidate for PRA052.

PR1100—Anti-cytokine receptor mAb

Our PR1100 program targets the receptor for a pro-inflammatory cytokine that has been linked to multiple immune-mediated diseases. In particular, the pathway modulated by our target has been associated, both functionally, and genetically with IBD, highlighting a possible role in the pathogenesis of this disease. We have identified SNPs in the gene locus of this target that are associated with IBD and potentially other immune-mediated diseases. We expect to submit an IND for our PR1100 therapeutic candidate in the fourth quarter of 2023.

PR2100—anti-Inflammatory Cytokine mAb

Our PR2100 program targets a cytokine implicated in a range of inflammatory and fibrotic diseases. In IBD specifically, this cytokine has been implicated to contribute to non-response to anti-TNF therapies. We have identified single nucleotide polymorphisms (SNPs) in the gene locus of this target that are associated with IBD and potentially other immune-mediated diseases. We expect to submit an IND for our PR2100 therapeutic candidate by the end of 2024.

PR300 Overview—GPCR Modulator Small Molecule

Our PR300 program targets an orphan G-protein coupled receptor (GPCR) expressed predominantly in the GI tract that we believe has important functions underlying intestinal epithelial integrity and innate immune cell function. We have identified a coding SNP in the gene of this target that represents a strong genetic association with IBD and potentially other immune-mediated diseases.

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

Our Strategy

Our goal is to revolutionize the treatment of IBD and other immune-mediated diseases with a precision medicine approach for patients with significant unmet medical needs. The key elements of our strategy to achieve this goal are:

•
Advance PRA023 through pivotal clinical trials in UC and CD. We are focused on advancing PRA023 into Phase 3 pivotal trials in UC and CD in 2023 after we meet with the FDA and other foreign regulatory authorities and finalize our Phase 3 clinical trial strategy. In our Phase 3 trials for PRA023, we plan to utilize our 200 mg/ml subcutaneous formulation in an autoinjector, which demonstrated greater than 80% bioavailability in our subcutaneous bridging study in Caucasian normal healthy volunteers.
•
Maximize the value of PRA023 by expanding into additional indications. Because PRA023 targets both inflammation and fibrosis, additional indications in pulmonary, dermatology, or hepatobiliary disease, for example, may also benefit from therapeutic modulation of TL1A. In the first quarter of 2022, we initiated a Phase 2 placebo-controlled study in SSc-ILD. We continue to investigate the use of PRA023 in additional indications and plan to announce a potential fourth indication in 2023.
•
Advance PRA052 through clinical trials. In the fourth quarter of 2022, we initiated a Phase 1 single ascending dose/multiple ascending dose clinical trial of PRA052 in normal healthy volunteers and expect topline results in the fourth quarter of 2023. We are also developing a proprietary genetics-based diagnostic test for PRA052 to identify patients that are more likely to respond to CD30L inhibition.
•
Leverage Prometheus360 to advance our pipeline. Prometheus360 serves as our target, drug and diagnostic discovery and development engine. We have generated a robust pipeline of therapeutic development programs for the treatment of immune-mediated diseases, and also plan to leverage Prometheus360 to design and develop diagnostic candidates to pair with our therapeutic candidates.

Limitations of Current IBD Drug Development

Despite the increasing global burden of IBD, the lack of evolution and innovation in drug development has left many patients with suboptimal responses to existing therapies. While there are many programs and mechanisms of action in development for IBD, nearly all are primarily focused on inflammation, and multiple programs are pursuing the same well-established targets and pathways. The quantitative efficacy of approved treatments and therapies in development has remained stagnant since the approval of the first anti-TNF antibody for use in IBD. There is a growing need to discover new targets and pathways that have the potential to deliver breakthrough efficacy and provide patients with more meaningful treatment options.

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

Our Prometheus360TM Precision Medicine Platform

We believe that Prometheus360 can potentially revolutionize the drug development and treatment paradigm for patients by utilizing genetics-based precision medicine to increase our probability of success. Prometheus360 enables us to select drug targets genetically associated with diseases and develop genetic-based diagnostics designed to identify patients more likely to respond favorably to specific therapies we are developing. Prometheus360 has three main components: (1) our comprehensive clinical data; (2) our large collection of biospecimens; and (3) our advanced data analytics capabilities.

Prometheus360 includes our extensive clinical database and associated biobank, which is one of the world’s largest collections of biospecimens from patients suffering from IBD and other GI disorders. This database and biobank, which we exclusively license from Cedars-Sinai, includes more than 200,000 samples linked to extensive clinical data from over 20,000 patients collected and curated over more than 20 years. Clinical data sources included in Prometheus360 include electronic medical records, imaging data, clinical chemistry, pathology records and serologies. As such, clinical history, response to therapies and longitudinal data are available to us for analysis. In addition to clinical data, we have access to relevant, well-annotated patient samples for translational validation of therapeutic targets to help guide therapeutic development. Stored biorepository patient samples available to us include tissue biopsies (either from endoscopy or from surgery), serum/plasma, DNA, RNA, peripheral blood mononuclear cells (PBMC), lamina propria mononuclear cells (LPMC), immortalized patient-derived B cells, stool and mesenteric adipose tissue. For many patients, we have multiple types of samples collected over multiple years. Samples from Prometheus360 are routinely interrogated by deep molecular profiling including SNP genotyping, whole exome sequencing, RNA sequencing, immunohistochemistry, metabolomics and microbiomics. In addition to this large, well-annotated IBD cohort of data and biosamples, Prometheus360 also contains samples derived from independent cohorts and samples, such as samples collected from healthy relatives of patients, which we believe gives us a competitive advantage in the discovery and development of our novel drug targets, therapeutic candidates, and related diagnostic candidates.

Prometheus360 relies on advanced datamining and bio-analytical capabilities that we employ to uncover insights about immunological pathways that drive IBD and other immune-mediated diseases, while providing a holistic view of the biology surrounding potential targets. We apply machine-learning algorithms to our clinical data and molecular profiling data to reveal disease-related trends, patterns and associations that are more reflective of what happens at a molecular level in complex immune-mediated diseases. Unlike traditionally employed strategies such as relying on genome-wide association studies (GWAS) alone, our bioinformatics approach allows us to discover and examine the joint effects of multiple genetic variants working in concert in key inflammatory pathways that contribute to the development and progression of IBD and other immune-mediated diseases. As a consequence, our approach allows us to create complex algorithm-based diagnostic product candidates that we use to identify patients likely to benefit from our therapeutic product candidates.

IBD and Market Opportunity Overview

IBD is a chronic relapsing and remitting inflammatory disease of the GI tract. It is a complex disease with many contributing factors, including genetic, environmental and immunologic. IBD typically onsets during adolescence and young adulthood and is diagnosed based on clinical, laboratory, endoscopy and histopathology and/or imaging findings. The IBD market is approximately $18 billion globally and is estimated to grow to approximately $49 billion globally by 2030.

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

Since the approval of the first anti-TNF agent for the treatment of CD in 1998, the availability of JAK inhibitors (in UC) and newer biological agents, including anti-integrin and anti-IL12/23, as well as oral S1P modulators (in UC), has improved the care of moderate-to-severe IBD, but many of these are anti-inflammatory agents and have safety and tolerability concerns due to their systemic impact and resulting effects on the immune system outside of the GI tract. In late 2021, the FDA issued a black box warning to the JAK inhibitor drug class with indication for the treatment of arthritis and other inflammatory conditions, based on an increased risk of serious heart-related events such as heart attack or stroke, cancer, blood clots, and death.

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

Current treatment of IBD applies a one-size-fits-all approach without regard to genetic or biological variations in patients. We believe there must be a paradigm shift towards developing specific therapies for patients whose disease is driven by a specific biology. To date, we believe there are no clinical stage programs focused on integrating precision therapeutics with diagnostics to overcome the limitations of a one-size-fits-all treatment approach for IBD. Additionally, despite the advances in anti-inflammatory therapeutics for the treatment of UC and CD over the past two decades, fibrosis in these patients has largely not been addressed by therapy, representing an area of high unmet need. There is currently no therapy approved or under development that directly targets the reversal of fibrosis in IBD.

Our Solutions for the Treatment of IBD

PRA023 (anti-TL1A mAb)

Our lead product candidate, PRA023, is a humanized IgG1 monoclonal antibody (mAb) that has been shown to block the tumor necrosis factor (TNF)-like ligand 1A (TL1A), a target associated with both intestinal inflammation and fibrosis. PRA023’s dual mechanism of action, targeting both inflammation and fibrosis, also provides a strong rationale for advancing PRA023 into clinical trials for indications beyond IBD. In December 2021, we announced topline results from our Phase 1 clinical trial for PRA023, a single center, double-blind, placebo-controlled study to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of PRA023 in normal healthy volunteers and observed that PRA023 was well-tolerated, with no safety signal identified during the study.

In December 2022, we reported topline results from Cohort 1 of our Phase 2 randomized placebo-controlled clinical trial of PRA023 in patients with moderate-to-severe UC (ARTEMIS-UC) and results from our open-label Phase 2a clinical trial of PRA023 in patients with moderate-to-severe CD (APOLLO-CD) and demonstrated strong efficacy and favorable safety results in both studies. Based on the totality of the data in these two studies, we intend to advance PRA023 into Phase 3 studies for UC and CD in 2023, after we meet with FDA and foreign regulatory authorities and finalize our P3 clinical trial strategy. In our Phase 3 trials, we plan to utilize our 200 mg/ml subcutaneous formulation in an autoinjector, which demonstrated greater than 80% bioavailability in our subcutaneous bridging study in Caucasian normal healthy volunteers.

ARTEMIS-UC: Phase 2 Clinical Trial of PRA023 in Ulcerative Colitis

Our Phase 2 ARTEMIS-UC clinical trial was a 12-week, double-blind, placebo-controlled, randomized study to evaluate the efficacy and safety of PRA023 in patients with moderately to severely active UC who have failed conventional or advanced therapy. PRA023 met the primary and all ranked secondary endpoints including clinical, endoscopic, histologic, and patient-reported outcome measures in Cohort 1 of the trial. All 68 of the 68 PRA023-treated patients completed the Cohort 1 study, compared to 60 of the 67 patients in the placebo group. The topline results for the key endpoints were as follows:

•

26.5% of patients on PRA023 reached the primary endpoint of clinical remission (per modified Mayo Score), compared to 1.5% on placebo, for a placebo-adjusted clinical remission rate of 25.0% on the primary endpoint (p<0.0001);

•

36.8% of patients on PRA023 reached the secondary endpoint of endoscopic improvement (Mayo endoscopy subscore of ≤ 1), compared to 6.0% on placebo, for a placebo-adjusted endoscopic improvement rate of 30.8% on the secondary endpoint (p<0.0001); and

•	All secondary endpoints met with statistical significance.

PRA023 was well tolerated in ARTEMIS-UC Cohort 1, with no treatment-emergent serious adverse events (SAEs), adverse events (AEs) leading to discontinuation, severe AEs, opportunistic infections or infusion reactions reported in the PRA023 treatment group. The only AE that occurred in more than two patients and at a higher frequency in the PRA023 group compared to placebo was COVID-19 (5 out of 68 [7.4%] and 3 out of 67 patients [4.5%], respectively).

We also conducted an interim analysis of ARTEMIS-UC, Cohort 1 to evaluate the effectiveness of our diagnostic candidate. Although from limited patient numbers, data from the subset of patients who tested positive on our diagnostic candidate (N=32) demonstrated a placebo-adjusted clinical remission rate of 37.5%, compared with the placebo-adjusted remission rate of 25.0% across all patients treated with PRA023 in Cohort 1. Cohort 2 is designed to further assess the treatment effect of PRA023 in patients who test positive on our diagnostic candidate, and we expect topline results in the second quarter of 2023.

The ARTEMIS-UC study also includes an open-label extension after the 12-week induction study. Clinical responders are stratified by their positive or negative diagnostic status and re-randomized into two different maintenance dose arms of 250 mg IV every 4 weeks or 100 mg IV every 4 weeks. Non-responders at the end of induction have the option for a course of open-label induction therapy. Responders at the end of this open-label induction therapy will be randomized to the two maintenance dose regimen and non-responders are discontinued from the study.

APOLLO-CD: Phase 2a Clinical Trial of PRA023 in Crohn’s Disease

Our Phase 2a APOLLO-CD clinical trial was a 12-week open-label study that enrolled 55 patients with moderate-to-severely active CD with endoscopically active disease who had failed conventional or biologic therapy. The study enrolled a highly refractory patient population with 70.9% of patients previously treated with at least one biologic therapy and 52.7% treated with two or more biologic therapies. The results on the key endpoints were as follows:

•	26.0% of patients on PRA023 achieved endoscopic response (p=0.002 compared to 12% prespecified historical placebo rate); and

•	49.1% of patients on PRA023 achieved clinical remission (p<0.001 compared to 16% prespecified historical placebo rate).

PRA023 was well tolerated in the APOLLO-CD study. There were no treatment-emergent SAEs, AEs leading to discontinuation, or severe AEs, in each case, assessed as related to PRA023 by the investigator. There were no opportunistic infections or infusion reactions reported. AEs that occurred in more than two patients included COVID-19, urinary tract infection, CD, anemia, nasopharyngitis and fatigue.

In the APOLLO-CD study, we utilized our prespecified genetic markers in an alternative CD-specific diagnostic algorithm which demonstrated 45.0% (9/20) endoscopic response relative to all-comers of 26% (13/50), and we plan to advance this alternative algorithm into registrational studies for CD. In addition, a compelling reduction in markers of inflammation and fibrosis was observed between pre-treatment and post-treatment with PRA023, as measured by circulating cytokine levels, immunohistochemistry and gene expression in disease tissue.

The APOLLO-CD study also includes an open-label extension at the end of the 12-week induction study, in which clinical responders are re-randomized to the two maintenance doses (250 mg IV every 4 weeks or 100 mg IV every 4 weeks) and non-responders will be discontinued from the study.

Phase 1 Clinical Trial of PRA023

In December 2021, reported results from our Phase 1 clinical trial of PRA023 in normal healthy volunteers. The Phase 1 clinical trial was a single-center, double-blind, placebo-controlled study in which normal healthy volunteers received IV administration of PRA023. The study enrolled 69 healthy volunteers with 6 cohorts of subjects in the single ascending dose (SAD) phase dosed up to 1000 mg and 3 cohorts of subjects in the multiple ascending dose (MAD) phase dosed up to 500 mg every other week for a total of three doses.

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

Preclinical Studies of PRA023

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

PRA023 for the Treatment of Immune-Mediated Diseases – Beyond IBD

We believe PRA023 has the potential to be a differentiated therapy for patients suffering from various immune-mediated diseases, beyond IBD, due to PRA023’s unique dual mechanism including both anti-inflammatory and anti-fibrotic effects. The TL1A-DR3 pathway is known to broadly modulate multiple immune cell types and pathways, in addition to having a direct effect on fibroblasts proliferation and differentiation.

Systemic Sclerosis-associated Interstitial Lung Disease (SSc-ILD)

Systemic sclerosis, also called scleroderma, is an inflammatory autoimmune disease that causes fibrosis, or scarring/hardening, of skin and internal organs. It is not known what causes scleroderma, but this orphan disease affects more than 100,000 people in the United States and 80,000 people in Europe, with limited treatment options. More than half of scleroderma patients suffer from interstitial lung disease (ILD), a condition characterized by fibrosis and loss of function of the lungs. This syndrome is termed systemic sclerosis-associated interstitial lung disease (SSc-ILD), and it is the leading cause of morbidity and mortality in scleroderma, accounting for one third of deaths. SSc-ILD tends to present as nonspecific interstitial pneumonia, which implies a mixed pathogenesis of inflammation and fibrosis.

SSc-ILD is progressive in most patients and is thought to be largely irreversible. As a result, stabilization has historically been the goal of therapy. Immunosuppressive therapies are prescribed off-label and may provide some relief without specific approval for this indication. In the past two years, two biologics were approved for SSc-ILD, but these only modestly slow the rate of decline in lung function and neither of these therapies has led to meaningful benefits for disease modification as measured using skin thickness scoring, dyspnea, general quality of life or survival.

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

PRA023 for SSc-ILD

In the first quarter of 2022, we initiated a Phase 2 clinical trial for PRA023 in SSc-ILD (ATHENA-SSc-ILD). The ATHENA-SSc-ILD is designed to enroll approximately 100 patients who will be randomized 1:1 to either the active or placebo arm. The primary endpoint of the trial will be the change in forced vital capacity (FVC) at 50 weeks. Secondary endpoints will include change in quantitative interstitial lung disease by centrally-read high-resolution computed tomography (HRCT) and improvement in the American College of Rheumatology Combined Response Index in Diffuse SSc (ACR-CRISS) score. We also plan to evaluate a variety of patient reported outcomes for dyspnea, disability, effects of skin thickening, and bowel function. This trial will also assess the performance of our diagnostic candidate for PRA023. Topline results from ATHENA-SSc-ILD are expected in the first half of 2024.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain, maintain and protect intellectual property and other proprietary rights for our current and future product therapeutic and diagnostic candidates, novel discoveries, product development technologies, patient enrichment strategies and diagnostics, and know-how, to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others, and to prevent others from infringing, misappropriating or otherwise violating our intellectual property and proprietary rights. We seek to protect our proprietary position by, among other methods, filing or exclusively in-licensing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing of intellectual property to develop and maintain our proprietary position.

As for the therapeutic product candidates we are developing and seeking to commercialize, we intend to pursue composition and therapeutic method of use patents, dosage formulation patents, and therapeutic use patents on novel indications. For our therapeutic product candidates that are biologics, and more particularly monoclonal antibodies, we also intend to seek protection for epitopes, amino acid and nucleotide sequences, and other claims conventionally used to protect aspects of therapeutic biological agents. As for diagnostic and prognostic product candidates and therapeutic product candidates, we intend to pursue methods of use patents on novel patient selection methods for our therapeutic candidates and known compounds, and novel patient stratification criteria useful in the prognosis or diagnosis of disease. We may also pursue patents with respect to our proprietary screening and drug development processes and technology. We may also seek patent protection, either alone or jointly with our collaborators, as our collaboration agreements may dictate.

Our patent portfolio as of February 17, 2023 includes approximately 22 issued U.S. patents, 31 pending U.S. non-provisional patent applications and 26 pending U.S. provisional patent applications with claims relating to our diagnostic, prognostic, or therapeutic product candidates, all of which are owned or in-licensed by us. We own or co-own 5 of the issued U.S. patents and own or co-own approximately 9 of the pending U.S. non-provisional patent applications. We license approximately 21 of the issued U.S. patents, as well as 28 of the pending U.S. non-provisional patent applications. Our patent portfolio as of February 17, 2023 also includes approximately 11 pending Patent Cooperation Treaty (PCT) applications and certain foreign counterparts of the aforementioned U.S. patents and U.S. patent applications in at least one of the following foreign countries or regions: Argentina, Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, New Zealand, South Korea, and Taiwan and countries within the European Patent Convention and Eurasia with claims relating to our diagnostic, prognostic, or therapeutic product candidates.

With respect to our lead therapeutic product candidate, PRA023, we own and/or license four issued U.S. patents, four pending U.S. non-provisional patent applications, seven pending U.S. provisional patent applications, and four pending PCT applications in fourteen different patent families relating to the composition of PRA023 and/or its therapeutic use, as well as one issued U.S. patent, two pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications, and one pending PCT applications in three different patent families related to the diagnostic for PRA023. In addition, our patent portfolio directed to the composition of PRA023 and its diagnostic includes foreign counterparts in foreign countries or regions, including Argentina, Australia, Brazil, Israel, India, Mexico, South Africa, Chile, United Kingdom, Colombia, Egypt, United Arab Emirates, Saudi Arabia, Iran, Kuwait, Taiwan, Japan, Laos, Malaysia, Philippines, Singapore, Thailand, Brunei, Canada, Cambodia, Hong Kong, Korea, China, Indonesia, New Zealand, Venezuela, as well as countries within the European Patent Convention and Eurasian Patent Organization. As of February 17, 2023, we expect the expiry dates for the issued U.S. patents for the composition of PRA023 to be 2037 for the first patent family, 2039 for the second patent family, 2040 for the third family, and 2042 for the fourth family, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

As of February 17, 2023, we own and/or license one pending U.S. non-provisional patent application and two pending U.S. provisional patent applications related to the composition of PRA052 and its therapeutic use, and we co-own and license one pending U.S. non-provisional patent application and four U.S. provisional patent applications related to patient selection for our PRA052 program. In addition, our non-U.S. patent portfolio directed to the composition of PRA052 or patient selection for PRA052 includes one pending PCT application and foreign counterparts of the aforementioned U.S. patent application in foreign countries or regions, including Australia, Canada, China, Hong Kong, Japan, New Zealand, South Korea, and Taiwan, as well as countries within the European Patent Convention. As of February 17, 2023, we expect the U.S. non-provisional patent application related to the composition of PRA052 and its therapeutic use, if issued, to expire no earlier than 2042, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

Collaboration and License Agreement Overview

Our Collaboration with Cedars-Sinai Medical Center

In September 2017, we entered into an exclusive license agreement with Cedars-Sinai, as amended and restated (the Cedars-Sinai Agreement) that grants us an exclusive, worldwide license from Cedars-Sinai with respect to certain patent rights, information and materials related to therapeutic targets and diagnostic product candidates for the diagnosis and treatment of IBD and other immune-mediated diseases, in each case to conduct research and development, as well as to commercialize diagnostic or therapeutic products (Cedars-Sinai Products) that are covered by the patents or that are developed through use of the licensed rights. As upfront consideration for the original license agreement, we issued to Cedars-Sinai 257,500 shares of fully vested common stock and 335,000 shares of restricted common stock, which shares fully vested in September 2020. We are obligated to pay Cedars-Sinai low- to mid-single digit percentage royalties on net sales of therapeutic and diagnostic Cedars-Sinai Products. In August 2021, we amended and restated the Cedars-Sinai Agreement to, among other things, add a joint steering committee and cover new intellectual property.

The technology subject to the foregoing license includes information and materials arising out of the Cedars-Sinai database and biobank, as well as exclusive access to this database and biobank to develop diagnostic and therapeutic products for human use, which biobank is an integral part of our Prometheus360 platform. All of our current pipeline programs and any related diagnostic candidates are all covered as Cedars-Sinai Products under the agreement, to the extent covered by the licensed patents or developed through the licensed rights. We were also granted an exclusive first right to negotiate with Cedars-Sinai to obtain exclusive licenses to future patent rights claiming inventions invented by certain Cedars-Sinai employees after the effective date of the agreement through any use of the patent rights and technology licensed to us by Cedars-Sinai. We have the right to sublicense our rights under the license agreement, subject to certain conditions. We are required to use commercially reasonable efforts to develop and commercialize Cedars-Sinai Products and to achieve certain development and regulatory milestones.

The term of, and our royalty obligations under, the license agreement expires on a licensed Cedars-Sinai Product-by-Cedars-Sinai Product and country-by-country basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent covering such licensed Cedars-Sinai Product in such country. As of February 17, 2023, the estimated expiry date for the latest to expire valid patent will be July 2043, if issued. We may terminate the agreement in the event that we determine that it would not be commercially reasonable to continue to develop and/or commercialize Cedars-Sinai Products. Cedars-Sinai may terminate the agreement if the performance by either party would jeopardize Cedars-Sinai’s legal status or is illegal or unethical. In addition, either party may terminate the agreement in the event of an uncured material breach by the other party. The agreement will terminate automatically in the event of our bankruptcy. Upon termination of the agreement for any reason all rights and licenses granted to us under the agreement will terminate.

Our Collaboration with Dr. Falk Pharma GmbH

In July 2020, we entered into a co-development and manufacturing agreement (the Falk Agreement) with Dr. Falk Pharma GmbH (Falk), pursuant to which we will co-develop and commercialize, exclusively in our respective territories, our PR052 therapeutic product candidate and related diagnostic candidate. Under the Falk Agreement, we are obligated to use commercially reasonable efforts to conduct such development activities under an agreed development plan and we are responsible for regulatory approvals and commercialization of any products in the United States and the rest of the world, other than the Falk territory. Falk is responsible for regulatory approvals and commercialization of any products in the European Union, United Kingdom, Switzerland, the countries of the European Economic Area (excluding Malta and the Republic of Cyprus), Australia and New Zealand (Falk territory). Under the agreement, Falk agreed to fund 25% of our third-party development costs set forth in the development plan.

Under the agreement, Falk paid us an upfront payment following our mutual agreement on the development plan and milestone payments upon the selection of a clinical candidate for our PRA052 program and upon our development of a diagnostic candidate for the PRA052 program. Falk is also obligated to pay us a mid-single to low-double digit royalty on net sales of all products incorporating antibodies covered by the agreement in the Falk territory. We agreed to pay Falk a low-single digit royalty on net sales for such products in our territory. Any intellectual property, including know-how, owned by us, Falk, or our respective affiliates that existed prior to the effective date of the agreement or is generated during the term of the agreement, that is also necessary or useful to develop, manufacture, or commercialize the compounds and/or products that result from the collaboration, are jointly owned by us and Falk at a share of 75% for us and a 25% for Falk.

The term of, and our respective royalty obligations under, the agreement expires on a product-by-product and country-by-country basis on the later of (i) ten years from the date of first commercial sale, (ii) when there is no longer a valid patent covering a product in such country, or (iii) expiration of any applicable regulatory exclusivity for such product. As of February 17, 2023, the estimated expiry date for the latest to expire valid patent will be July 2043, if issued. Falk may terminate the agreement without cause, and either party may terminate the agreement for regulatory or scientific reasons. In the event of such termination, all licenses granted to the terminating party will cease and be transferred to the non-terminating party, and such non-terminating party will have access to the know-how and any other intellectual property controlled by the terminating party, if in existence as of the effective date of the agreement or during the term of the agreement, provided the know-how and other intellectual property is necessary or useful to develop, manufacture, or commercialize the therapeutic candidates under the PRA052 program, subject to the obligation to pay the applicable royalties to the terminating party. In addition, either party may terminate the agreement in the event of an uncured material breach by, or bankruptcy of, the other party. In the event of such termination, the terminating party has the option to purchase the non-terminating party’s ownership share of any jointly owned intellectual property at a fair market price. Additionally, in the event of such termination for uncured material breach or bankruptcy: all rights of the terminating party granted under the agreement will be maintained and extended as required to develop, manufacture and commercialize the compounds and/or products that result from the collaboration for the remainder of the term, while any licenses granted to the non-terminating party shall terminate upon the effective date of termination and the obligation of each party to co-fund development will remain unaffected.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely on third parties for the manufacture of our product candidates and related raw materials, including our autoinjector, for preclinical and clinical development, as well as for commercial manufacture of any of our product candidates that receive marketing approval. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates and development programs. As our product candidates advance through development, we expect to enter into longer-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure our production needs.

Sales and Marketing

We believe that we can maximize the value of our products by retaining substantial commercialization rights to our therapeutic and diagnostic product candidates. As we progress PRA023 and other development programs through clinical development, we will leverage the knowledge and experience of our commercial team and company brand awareness to prepare for and implement a potential product launch. We may also explore and evaluate entering into strategic collaborations for specific therapeutic indications or geographic territories in order to maximize the value of PRA023 and our product candidates.

We have global commercial rights to PRA023 and our diagnostic candidate. Our current commercial strategy is to market PRA023 and the diagnostic candidate using a dedicated sales force focused on selected gastroenterologists, rheumatologists, and other physicians in the United States. These target prescribers are typically affiliated with leading hospitals and medical centers and tend to have well-established referral networks. We expect to benefit from preexisting relationships with many of these prescribers and believe that we can appropriately manage outreach and effectively commercialize PRA023 through a specialty care sales model. We retain rights similar to those for PRA023 for each of our unpartnered programs. For PRA052, which is subject to the Falk collaboration, we have exclusively outlicensed commercialization rights to Falk in Europe, Australia and New Zealand. However, we

retain commercial rights to our PRA052 program in the United States and the rest of the world and plan to take a similar commercialization approach as with PRA023, if approved.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our scientific knowledge, technology and development experience, our Prometheus360 platform and our pioneering culture provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any therapeutic candidates and diagnostics that we successfully develop and commercialize will compete with existing products and new products that may become available in the future.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize therapeutic products that are safer, more effective, have fewer or less severe side effects, or diagnostics that are more effective, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products, including biosimilars.

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

We are aware of several companies with product candidates in development for the treatment of patients with UC and/or CD, including but not limited to Roivant Sciences RVT-3101 (formerly Pfizer Inc.’s PF-06480605), which is an anti-TL1A antibody being developed in Phase 2 clinical trials, Rinvoq, which is a JAK1 inhibitor being developed in Phase 3 clinical trials by AbbVie Inc., and mirikizumab, which is an anti-IL-23 antibody being developed in Phase 3 clinical trials by Eli Lilly and Company. We are also aware of additional product candidates in clinical trials by AbbVie Inc., Abivax S.A., Amgen Inc., Applied Molecular Transport Inc., Arena Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, Bausch Health Companies, Inc., Bristol-Myers Squibb Company, C.H. Boehringer Sohn AG & Ko. KG, EA Pharma Co., Ltd., Gilead Sciences, Inc., Gossamer Bio, Inc., Johnson & Johnson, Landos Biopharma, Inc., Morphic Holding, Inc., Merck & Co. Inc., Novartis International AG, Protagonist Therapeutics, Inc., RedHill Biopharma Ltd., Seres Therapeutics, Inc., and Ventyx Biosciences, Inc. In addition, biosimilars of Humira, Stelara and Entyvio are expected in coming years and will provide cost-effective alternatives within the biologic class.

If approved for the treatment of patients with SSc-ILD, PRA023 would compete with Ofev, which is a tyrosine kinase inhibitor marketed by Boehringer Ingelheim AG and Actemra, which is an IL-6 antibody marketed by F. Hoffmann-La Roche AG. We are aware of several companies with product candidates in development for the treatment of patients for SSc-ILD, including but not limited to Castle Creek Biosciences, Inc., Certa Therapeutics Pty Ltd., Chemomab Therapeutics Ltd., Cumberland Pharmaceuticals Inc., Emerald Health Pharmaceuticals Inc., Forbius PTY Limited, GlaxoSmithKline plc., Horizon Therapeutics plc, Incyte Corporation, Johnson & Johnson, Kyowa Kirin plc, Merck & Co., Inc., Mitsubishi Tanabe Pharma Corporation, Sanofi S.A., and Seagen, Inc.

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

PMA Pathway

We are developing diagnostic candidates designed to be used in connection with our therapeutic product candidates, if approved. Diagnostic products are regulated by the FDA as medical devices. The FDA categorizes medical devices into one of three classes—Class I, II, or III—based on the risks presented by the device and the regulatory controls necessary to provide a reasonable assurance of the device’s safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR) facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Special controls are established by the FDA for a specific device type and often include specific labeling provisions, performance metrics, and other types of controls that mitigate risks of the device (usually incorrect results for an in-vitro diagnostic device (IVD)). Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of an application for premarket approval (PMA). Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.

Class III devices generally require PMA approval before they can be marketed. Obtaining PMA approval requires the submission of “valid scientific evidence” to the FDA to support a finding of a reasonable assurance of the safety and effectiveness of the device. A PMA must provide complete analytical and clinical performance data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. As part of the FDA’s review of a PMA, the FDA will typically inspect the manufacturer’s facilities for compliance with QSR requirements, which impose requirements related to design controls, manufacturing controls, documentation and other quality assurance procedures. The user fee costs and the length of FDA review time for obtaining PMA approval are significantly higher than for a 510(k) notification or a de novo classification.

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

We expect that any companion diagnostic candidates we develop, either alone or in collaboration with third parties, will require approval of a PMA before they can be marketed for use with a therapeutic product.

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

In addition, under the Pediatric Research Equity Act (PREA), an NDA or BLA or supplement to an NDA or BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDASIA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

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

Regulation of Combination Products

Certain therapeutic products are comprised of multiple components, such as drug components and device components, that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established the Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute. A combination product with a primary mode of action attributable to the drug or biologic component generally would be reviewed and approved pursuant to the drug approval processes set forth in the FDCA. In reviewing the NDA for such a product, however, FDA reviewers would consult with their counterparts in the FDA’s Center for Devices and Radiological Health to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the QSR applicable to medical devices.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug or biologic was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Drug Product Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. For example, the FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA) or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

U.S. Healthcare Reform

In the United States, there have been, and continues to be, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates. Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

By way of example, in March 2010, the Patient Protection and Affordable Care Act (ACA), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical and medical device industries. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; extended the Medicaid rebate obligation to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted.

For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, heightened governmental scrutiny is likely to continue over the manner in which manufacturers set prices for their marketed products, which has already resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union (EU), the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

To market a medicinal product in the European Economic Area (EEA) (which is comprised of the 27 EU member states plus Norway, Iceland and Liechtenstein), we must obtain a Marketing Authorization (MA). There are two types of marketing authorizations:

•
“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA and are valid throughout the EU. It is compulsory for certain types of products, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced-therapy medicinal products (ATMPs) such as gene therapy, somatic cell-therapy or tissue-engineered medicines and (iv) medicinal products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for any other products containing new active substances not authorized in the EU or for product candidates which constitute a significant therapeutic, scientific, or technical innovation or for which the granting of authorization would be in the interests of public health in the EU; and
•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the Mutual Recognition Procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

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

Pediatric investigation plan

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.

Clinical trials

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization guidelines on GCPs as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice. Other national and EU-wide regulatory requirements may also apply and compliance with these requirements is subject to inspections by competent authorities of the EU member states.

Privacy and data protection laws

Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, including clinical trial data, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees

As of February 21, 2023, we had 97 full-time employees and no part-time employees. Of these employees, 71 are engaged in research and development. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our clinical, scientific and other employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and motivate personnel through the granting of stock-based and cash-based compensation awards, in order to align our interests and the interests of our stockholders with those of our employees and consultants.

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
•
Our approach to the discovery and development of precision medicines based on our Prometheus360TM platform is unproven, and we do not know whether we will be able to develop any therapeutics or diagnostic products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates and diagnostic candidates or render Prometheus360 obsolete.
•
Our Enroll360TM platform is also unproven, and we do not know whether enrolling and profiling patients into Enroll360 will translate into any improvement over traditionally slow enrollment rates or our ability to enroll patients into our future biomarker-guided clinical trials who are actually more likely to respond to our therapeutic candidates.
•
We are early in our development efforts and all of our development programs are in the clinical, preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval and ultimately commercialize product candidates and related diagnostic candidates, or experience significant delays in doing so, our business will be materially harmed.
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

The development of product candidates, including therapeutic product candidates and diagnostic tests, is a highly speculative undertaking and involves a substantial degree of risk. We are in the early stages of our development efforts and have only two product candidates, PRA023 and PRA052, in clinical development. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing Prometheus360, discovering and identifying product candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of product candidates based on Prometheus360 is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As an organization, we have not yet successfully developed and validated a diagnostic test, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing therapeutic products or diagnostics.

To date, we have only generated revenue from our diagnostic services business, Prometheus Laboratories, Inc. (PLI), which we acquired from Nestlé on June 30, 2019 and spun-off in December 2020, a co-development and manufacturing agreement (the Falk Agreement) with Dr. Falk Pharma GmbH (Falk) and a collaboration agreement with Millennium Pharmaceuticals, Inc., a subsidiary of Takeda Pharmaceutical Company Limited (the Takeda Agreement). We have incurred significant operating losses since our inception. We do not have any product candidates approved for sale, and we may never generate any significant revenue from product sales. Our net losses, including those generated from PLI, were $141.8 million, $90.2 million, and $37.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $331.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our development programs will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize any of our therapeutic product candidates and diagnostic candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, identifying lead product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Because of the numerous risks and uncertainties associated with biopharmaceutical and diagnostic product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of therapeutic product candidates and diagnostic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials for PRA023, ongoing and planned preclinical and clinical trials for PRA052, and ongoing and planned preclinical trials for our other therapeutic product candidates and diagnostic candidates, and seek regulatory approval for our current therapeutic product candidates and diagnostic candidates and any future therapeutic product candidates and diagnostic candidates we may develop. If we obtain regulatory approval for any of our therapeutic product candidates or diagnostic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic product candidates or diagnostic candidates. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe our existing cash and cash equivalents, will enable us to fund our operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity (including through our Open Market Sale Agreement) or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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
•
the costs and timing of developing our diagnostic candidates, and the outcome of regulatory review;
•
the success of our current and any future collaborations, including the timing and amount of the milestone or other payments made to us under the Falk Agreement, or any future collaboration agreements;
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
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products or related diagnostics;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•
costs associated with any products or technologies that we may in-license or acquire.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize our therapeutic product candidates and diagnostic candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our therapeutic commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all.

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

If we raise additional funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams, research programs, product candidates, Prometheus360 or diagnostic candidates, or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates or testing products that we would otherwise prefer to develop and market ourselves.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates, including our Therapeutic Product Candidates and Diagnostic Candidates

Our approach to the discovery and development of precision medicines based on Prometheus360 is unproven, and we do not know whether we will be able to develop any therapeutics or diagnostic products of commercial value, or if competing technological approaches will limit the commercial value of our therapeutic product candidates and diagnostic candidates or render Prometheus360 obsolete.

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

In addition, the biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies. Our future success will depend in part on our ability to maintain a competitive position with Prometheus360, which relies on our ability to access the biobank owned and controlled by Cedars-Sinai as well as to maintain our exclusive license with Cedars-Sinai. If access to the biobank is lost or limited, it may materially and adversely affect our ability to create and develop therapeutic product candidates and diagnostic candidates and to compete effectively. Our competitors may render our approach obsolete, or limit the commercial value of our therapeutic product candidates and diagnostic candidates, by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies. By contrast, adverse developments with respect to other companies that attempt to use a similar approach to our approach may adversely impact the actual or perceived value of Prometheus360 and potential of our product candidates. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We are early in our development efforts and have only two product candidates in clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval for and ultimately commercialize therapeutic product candidates and related diagnostic candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have only two product candidates, PRA023 and PRA052, in clinical development. All of our other development programs are in the preclinical or drug discovery stage. We have invested substantially all of our efforts in developing Prometheus360, identifying potential therapeutic product candidates and conducting clinical trials and preclinical studies. Although PRA023 and PRA052 have entered clinical trials, we will need to progress our other development programs through IND-enabling studies and receive authorization from the Food and Drug Administration (FDA) to proceed under an IND prior to initiating their clinical development. Our ability to generate therapeutic product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

In addition, our therapeutic development programs contemplate the development of diagnostics that are designed to provide additional insight into our target patient populations. Diagnostics are subject to regulation as medical devices and must themselves be authorized for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our diagnostic candidates.

The success of our therapeutic product candidates will depend on several factors, including the following:

•
successful completion of preclinical studies with favorable results, including those compliant with good laboratory practice (GLP) toxicology studies, biodistribution studies and minimum effective dose studies in animals;
•
acceptance of INDs by the FDA, or similar regulatory filings by comparable foreign regulatory authorities, for the conduct of clinical trials of our therapeutic product candidates and our proposed design of future clinical trials;
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
•
the performance of our collaborators;
•
receipt of marketing approvals from applicable regulatory authorities for our product candidates, including new drug applications (NDAs) or biologics license applications (BLAs) from the FDA, and the premarket approvals (PMAs) from the FDA for any companion diagnostics that may be required for our therapeutic product candidates, and maintaining such approvals;
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

If we are unable to develop, obtain regulatory approval for, or, if approved, successfully commercialize our therapeutic product candidates or diagnostic candidates, we may not be able to generate sufficient revenue to continue our business.

Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not achieve favorable results in preclinical studies or clinical trials or receive regulatory approval on a timely basis, if at all.

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

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical and clinical studies of PRA023 and preclinical studies of PRA052 and other potential product candidates targeting IBD, we do not know whether PRA023, PRA052 or the other potential product candidates will perform in future clinical trials as they have performed in these prior studies. The positive results we have observed for PRA023 in our Phase 2 and earlier clinical trials and preclinical animal models may not be predictive of our ongoing and future clinical trials in UC, CD or SSc-ILD or future trials of PRA023 in these or other indications.

It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

For the foregoing reasons, we cannot be certain that any of our ongoing and planned clinical trials will be successful.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our ongoing or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of PRA023, PRA052 or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Before we can initiate clinical trials for any future product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or, in the case of a diagnostic candidate, an investigational device exemption (IDE) application or similar regulatory filing required for authorization to proceed with clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND, IDE, or similar regulatory filing, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing or planned clinical trials for PRA023, PRA052 or any other product candidate could significantly affect our product development timelines and product development costs.

We do not know whether our planned and ongoing trials will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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
•
changes to clinical trial protocol;
•
delays in identifying, recruiting and training suitable clinical investigators;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
manufacturing sufficient quantities of our product candidates for use in clinical trials;
•
obtaining adequate materials for packaging clinical trial material;
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions, health reasons or otherwise resulting from the COVID-19 pandemic, the conflict in Ukraine or any future public health or geopolitical concerns;
•
delays in developing and validating a companion diagnostic for use in a clinical trial, if applicable;
•
we may be required to submit an IDE application to the FDA with respect to any companion diagnostics used in clinical trials of our therapeutic product candidates, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical trials;
•
subjects choosing alternative treatments for the indications for which we are developing our therapeutic product candidates, or participating in competing clinical trials;

•
lack of adequate funding to continue the clinical trial or incurring greater costs than we anticipate;
•
subjects experiencing severe or serious unexpected drug-related adverse effects;
•
occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•
selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;
•
failure of a facility manufacturing our product candidates or any of their components to produce clinical trial materials in accordance with current good manufacturing practice (cGMP) regulations or other applicable requirements;
•
a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•
any transfer of manufacturing processes to alternate facilities or any other changes to our manufacturing process that may be necessary or desired;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or diagnostic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries. This could hinder the completion of our clinical trials and/or analyses of clinical results, which could materially harm our business.

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

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Such delays could also shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Utilizing our precision medicine approach, we may focus our development activities on genetically or biomarker defined patients that we believe will be most likely to respond to our therapeutic product candidates. As a result, the potential patient populations for our clinical trials may be narrowed, and we may experience difficulties in identifying and enrolling a sufficient number of patients in our clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities.

Other pharmaceutical or biotechnology companies targeting the same diseases as our therapeutic product candidates are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, the process of finding and diagnosing subjects may prove costly.

Moreover, we rely on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance. We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

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

Patients treated with our products, if approved, may experience previously unreported adverse reactions, and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our therapeutic product candidates. In addition, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw, suspend or limit approvals of such product, or seek an injunction against its manufacture or distribution;
•
we may be required to recall a product or change the way such product is administered to patients;
•
regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;
•
we may be required to change the way a product is distributed or administered, conduct additional clinical trials or change the labeling of a product or be required to conduct additional post-marketing studies or surveillance;
•
we could be subject to litigation and held liable for harm caused to patients;
•
sales of the product may decrease significantly or the product could become less competitive; and
•
•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of a particular therapeutic product candidate, if approved, and could significantly harm our business, results of operations and prospects.

As an organization, we have never completed any late-stage clinical trials or submitted an application for regulatory approval, and may be unable to do so for any of our product candidates.

We are early in our development efforts and will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market PRA023, PRA052 or any other therapeutic product candidates. Carrying out clinical trials and the submission of a successful BLA or NDA is a complicated process. As an organization, we have not completed a Phase 3 registrational program, have limited experience as a company in preparing, submitting and prosecuting regulatory filings, and have not submitted a BLA or NDA or other comparable foreign regulatory submission for any therapeutic product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of PRA023 or any other product candidates will be required or how such trials should be designed. For instance, in 2023, we plan to meet with the FDA and foreign regulatory authorities regarding the design of our pivotal Phase 3 programs for PRA023 in UC and CD, and these regulatory authorities may recommend changes to our proposed study designs, including the number and size of registrational clinical trials required to be conducted in our Phase 3 programs. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of PRA023 or any of our other therapeutic product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of therapeutic product candidates that we develop. Failure to commence or complete, or delays in, our ongoing or planned clinical trials, could prevent us from or delay us in submitting BLAs or NDAs for and commercializing our therapeutic product candidates.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, efficacy, stability, purity, yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives and/or may lead to delays and additional costs. Additionally, any changes we may make to our product candidates may cause such candidates to perform differently than in prior clinical trials, or could negatively affect our ability to utilize or interpret our existing data. Such changes could delay initiation or completion of clinical trials, lead to negative trial results, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay potential regulatory approval and jeopardize our ability to commercialize our product candidates or generate revenue. We may also make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional preclinical or clinical studies to bridge our modified product candidates to earlier versions. For example, we completed a bridging study of a 200 mg/ml subcutaneous formulation of PRA023 in Caucasian normal healthy volunteers to facilitate the implementation of an auto-injector in potential future registrational studies of PRA023. While we do not expect that further bridging studies will be required before we can commence such registrational studies, any additional required studies could delay the development of PRA023 and increase our development costs.

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
•
we may be unable to demonstrate to the satisfaction of such authorities that our diagnostic candidates are suitable to identify appropriate or desired patient populations;
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

Additional time may be required to obtain marketing authorizations for any of our product candidates that we develop as combination products.

We are developing an auto-injector device designed to be used in combination with PRA023. We anticipate that, if this auto-injector is successfully developed and implemented in our clinical studies, PRA023 would be regulated as a combination product by the FDA and other regulatory authorities. Combination products require coordination within the FDA and within comparable regulatory agencies for review of their drug and device components. For example, the FDA’s review of a marketing application for PRA023 may include the participation of both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health. Although the FDA and comparable foreign agencies have or may have systems in place for the review and approval of combination products, we may experience additional delays in the development and commercialization of such product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Moreover, although we anticipate that the device component of any combination product candidates we develop will be reviewed within the usual time frames expected for the underlying drug component application, and that no separate marketing application for the device components of such product candidates will be required in the United States, the FDA or comparable regulatory authorities may delay approval or require us to conduct additional studies with the auto-injector which may delay the approval of the combination product.

If we are unable to successfully develop companion or complementary diagnostics for our therapeutic product candidates, or experience significant delays in doing so, our therapeutic development strategy may be harmed and we may not realize the full commercial potential of our therapeutic product candidates.

Because we are focused on precision medicine, in which genetic alterations or predictive biomarkers will be used to identify the right patients for our product candidates, we believe that our success will depend, in part, on our ability to develop diagnostics for use with our therapeutic product candidates. Although we currently plan to focus our PRA023 diagnostic development program on so-called complementary diagnostics, which are generally not required for the safe and effective use of a therapeutic product candidate, but may aid in treatment decisions, it is possible that our development program for PRA023 or other product candidates will require us to develop and commercialize a companion diagnostic. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities. In general, if the FDA determines that a companion diagnostic is essential to the safe and effective use of a novel therapeutic product or indication, the FDA will generally not approve the therapeutic product if the companion diagnostic is not also approved or cleared for that indication. Accordingly, the FDA expects to review and approve simultaneously the NDA or BLA and PMA submissions for a therapeutic and its companion diagnostic, respectively, so any delay in diagnostic approval could delay or prevent approval of the therapeutic product. The approval of a companion diagnostic as part of the product label will also limit the use of the therapeutic product candidate to only those patients who express the specific genetic alteration or biomarker it was developed to detect. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved therapeutic products, if any, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

In addition, it may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a therapeutic product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. If we are required to develop companion diagnostics for use with our therapeutic product candidates, we may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance.

If we or any third parties we may engage are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

•
we may be unable to identify appropriate patients for enrollment in our clinical trials, which may adversely affect the development of our therapeutic product candidates,
•
our therapeutic product candidates may not receive marketing approval, if the FDA or other regulators determine that the safe and effective use of our therapeutic product candidates, if any, depends on the companion diagnostic, and

•
we may not realize the full commercial potential of any therapeutics that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from therapy with our medicines, if any.

As a result of any of these events, our business, financial condition, results of operations and prospects could be materially and adversely affected.

We have limited experience in developing and commercializing diagnostics and have never applied for or obtained regulatory clearance or approval for any diagnostic tests.

To be successful in developing and commercializing therapeutic product candidates in combination with diagnostic candidates, we will need to address a number of scientific, technical, regulatory and logistical challenges. We currently anticipate that we or a collaborator will need to obtain marketing authorization from the FDA in order to legally market such diagnostics in the United States. As a company, we have little experience in the development of diagnostic tests and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval, and have never applied for or obtained regulatory clearance or approval of any such diagnostic tests. Given our limited experience in developing diagnostic tests, we may rely in part or in whole on third parties for their design, development and manufacture of such tests.

Before a new medical device, or a new intended use of, claim for, or significant modification to an existing device, can be marketed in the United States, a company must first submit an application for and receive 510(k) clearance pursuant to a premarket notification submitted under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (FDCA), de-novo classification, or PMA approval from FDA, unless an exemption applies. The PMA approval pathway, which we expect to pursue for our companion diagnostic product candidates, requires an applicant to demonstrate the safety and effectiveness of the product based, in part, on valid scientific evidence, including, but not limited to, technical, preclinical, and clinical data. The 510(k) pathway requires a FDA finding that the test is substantially equivalent to a legally marketed predicate device. If no legally marketed predicate can be identified to enable use of the 510(k) pathway, the device is automatically classified under the FDCA into Class III, which generally requires PMA approval. However, for low- to moderate-risk novel devices, FDA allows for the possibility of marketing authorization through the “de novo classification” process rather than requiring the device to be subject to PMA approval. Products that are approved through a PMA application generally need prior FDA approval before modifications can be made that affect safety or effectiveness, and certain modifications to a 510(k)-cleared device may also require FDA premarket review before the modified product can be marketed. If we are unable to successfully develop, obtain regulatory clearance for and commercialize diagnostics to pair with our therapeutic product candidates, it could adversely impact our ability to develop and generate revenue from our product candidates.

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

We intend to conduct certain of our clinical trials globally. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We intend to conduct certain of our future clinical trials globally. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

For instance, as a result of Russia’s invasion of Ukraine in February 2022, the United States and its European allies have imposed significant sanctions against Russia, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct future clinical trials in Russia, parts of Ukraine and elsewhere in the region is restricted under applicable sanctions laws, which may require us to identify alternative trial sites, which may increase our development costs and delay the clinical development of our product candidates. All of the foregoing could impede the execution of our clinical development plans, which could materially harm our business.

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

Obtaining a fast track designation does not change the standards for product approval, but may expedite the development or approval process. For example, even though the FDA has granted such designation for PRA023 for the treatment of SSc-ILD, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that PRA023 or any other product candidate that may be granted fast track designation will receive marketing approval in the United States.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We have entered into a co-development and manufacturing agreement with Falk pursuant to which we will co-develop and commercialize PRA052 and its potential companion diagnostic candidate for the treatment of IBD, exclusively in our respective territories. With respect to Falk, and what we expect will be the case with any future license or collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ willingness to successfully develop and commercialize the applicable development programs. Falk may terminate our collaboration agreement for convenience and under certain other circumstances, including as a result of our uncured material breach of the agreement. Any such termination may adversely affect our business, financial condition, results of operation and prospects.

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

We are dependent on third parties to conduct our preclinical studies and expect to rely on such third parties for our current and future clinical trials, including our ongoing and planned clinical trials of PRA023 and PRA052. Specifically, we have used and relied on, and intend to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and planned clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely and expect to continue to rely on third parties for the manufacture of our product candidates and related raw materials, including our autoinjector, for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a BLA, NDA or PMA to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Risks Related to Commercialization of Our Product Candidates and Testing Products

Even if we receive marketing authorization for any therapeutic product candidate or diagnostic candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our therapeutic product candidates and diagnostic candidates, if authorized for sale, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our therapeutic product candidates and diagnostic candidates, when and if any of them are approved.

Any marketing authorizations that we may receive for our product candidates, including any therapeutic product candidates or diagnostic candidates, will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our therapeutic product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if one of our product candidates is approved, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

Moreover, the policies of the FDA and of other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, on February 23, 2022, the FDA issued a proposed rule to amend the Quality System Regulation, which establishes cGMP requirements for medical device manufacturers, to align more closely with the International Organization for Standardization standards. This proposal has not yet been finalized or adopted. Accordingly, it is unclear the extent to which this or any other proposals, if adopted, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create competition that may negatively affect our business. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to diagnostic tests. Additionally, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for our product candidates, if approved.

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

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of IBD and other immune-mediated diseases. Our competitors include larger and better funded pharmaceutical, specialty pharmaceutical and biotechnology companies. Moreover, we may also compete with universities, governmental agencies and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We expect to face competition from existing products and products in development for each of our therapeutic product candidates. If approved for the treatment of patients with moderate-to-severe IBD, PRA023, PRA052 and our other development programs would compete with Entyvio, which is an a4b7 integrin antibody marketed by Takeda, Humira, which is a TNF antibody marketed by AbbVie Inc., Remicade, which is a TNF antibody marketed by Johnson & Johnson, Stelara, which is an IL-12/IL-23 antibody marketed by Johnson & Johnson, Xeljanz, which is a JAK1 inhibitor marketed by Pfizer Inc., Simponi, which is a TNF antibody marketed by Johnson & Johnson, and Zeposia, which is a S1P inhibitor marketed by Bristol-Myers Squibb Company.

We are aware of several companies with product candidates in development for the treatment of patients with UC and/or CD, including but not limited to Roivant Sciences RVT-3101 (formerly Pfizer Inc.’s PF-06480605), which is an anti-TL1A antibody being developed in Phase 2 clinical trials, Rinvoq, which is a JAK1 inhibitor being developed in Phase 3 clinical trials by AbbVie Inc., and mirikizumab, which is an anti-IL-23 antibody being developed in Phase 3 clinical trials by Eli Lilly and Company. We are also aware of additional product candidates in clinical trials by AbbVie Inc., Abivax S.A., Amgen Inc., Applied Molecular Transport Inc., Arena Pharmaceuticals, Inc., AstraZeneca Pharmaceuticals LP, Bausch Health Companies, Inc., Bristol-Myers Squibb Company, C.H. Boehringer Sohn AG & Ko. KG, EA Pharma Co., Ltd., Gilead Sciences, Inc., Gossamer Bio, Inc., Johnson & Johnson, Landos Biopharma, Inc., Morphic Holding, Inc., Merck & Co. Inc., Novartis International AG, Protagonist Therapeutics, Inc., RedHill Biopharma Ltd., Seres Therapeutics, Inc., and Ventyx Biosciences, Inc. In addition, biosimilars of Humira, Stelara and Entyvio are expected in coming years and will provide cost-effective alternatives within the biologic class.

If approved for the treatment of patients with SSc-ILD, PRA023 would compete with Ofev, which is a tyrosine kinase inhibitor marketed by Boehringer Ingelheim AG and Actemra, which is an IL-6 antibody marketed by F. Hoffmann-La Roche AG. We are aware of several companies with product candidates in development for the treatment of patients for SSc-ILD, including but not limited to Castle Creek Biosciences, Inc., Certa Therapeutics Pty Ltd., Chemomab Therapeutics Ltd., Cumberland Pharmaceuticals Inc., Emerald Health Pharmaceuticals Inc., Forbius PTY Limited, GlaxoSmithKline plc., Horizon Therapeutics plc, Incyte Corporation, Johnson & Johnson, Kyowa Kirin plc, Merck & Co., Inc., Mitsubishi Tanabe Pharma Corporation, Sanofi S.A., and Seagen, Inc.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our therapeutic product candidates and diagnostic candidates, which may change from time to time;
•
coverage and reimbursement policies with respect to our therapeutic product candidates and diagnostic candidates, if approved, and potential future drugs that compete with our products;
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

We had 97 full-time employees and no part-time employees as of February 21, 2023. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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
•
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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the healthcare reform measures will impact our business..

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. Most recently, the Inflation Reduction Act of 2022, or IRA, included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services, or HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Additional drug pricing proposals could appear in future legislation. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Our business, operations and clinical development timelines and plans are subject to risks arising from the COVID-19 pandemic and other epidemic diseases.

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and has affected our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions have taken, and may continue to take, actions in an effort to slow the spread of COVID-19 and variants of the virus. The continued spread of COVID-19 and the measures taken by governmental authorities, and any future epidemic or pandemic disease outbreaks, may cause disruptions that could severely impact our business, preclinical studies, clinical trials and financial condition, including by:

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

The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the identification of new variants, the rate of vaccine administration, and the actions taken to contain its impact. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, we may be subject to similar risks as posed by COVID-19.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. At December 31, 2022, we had federal and state net operating loss (NOL) carryforwards of approximately $164.1 million and $222.5 million, respectively.

Under the Tax Act, federal NOL carryforwards arising in tax years beginning after December 31, 2017, may be carried forward indefinitely. Under the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. The deductibility of federal NOL carryforwards, particularly for tax years beginning after December 31, 2020, may be limited, along with NOLs generated in states that conform to the Tax Act or the CARES Act. In addition, our NOL carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Section 382 of the Internal Revenue Code of 1986, (as amended, the Code), our federal and state NOL carryforwards, as well as research credit carryovers, may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We had an ownership change analysis completed through December 31, 2022 and determined that the Company experienced ownership changes on May 31, 2017, September 1, 2017, September 26, 2017, May 29, 2019 March 27, 2020 and January 29, 2021. Based on the annual limitations associated with the change dates, the Company determined that, with the exception of $968,000 of federal research credits and $562,000 of California NOLs, the Company’s federal and state NOLs and credits generated prior to these change dates will be fully available within the carryover period, subject to an annual limitation on NOLs generated prior to January 29, 2021. The Company’s use of federal and state NOLs and credit carryforwards could be further limited by the provisions of Section 382 depending on the timing and amount of additional equity securities that have or will be issued subsequently to December 31, 2022. If an ownership change(s) occur subsequent to December 31, 2022, the Company’s NOLs and credits may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

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

Our current patent portfolio contains a limited number of patents and patent applications, some of which are in-licensed from third parties, related to various aspects of our therapeutic and diagnostic programs. While we co-own with Dr. Falk Pharma GmbH one U.S. pending PCT application related to the composition of PRA052, we do not currently own or license any issued composition of matter patents covering PRA052, and we cannot be certain that any non-provisional patent applications we or our licensors may file will result in issued patent claims covering the composition of matter of PRA052. Provisional patent applications are not eligible to become issued patents until, among other things, a non-provisional patent application is filed claiming priority to one or more of our related provisional applications within 12 months of filing the first-filed provisional patent application. Composition-of-matter patents on the active pharmaceutical ingredient, or API, in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because those types of patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. Method-of-use patents protect the use of a product for the specified method and formulation patents cover formulations of the API. These types of patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method or from developing a different formulation that is outside the scope of the patented formulation. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, physicians may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common, and this type of infringement is difficult to prevent or prosecute. Accordingly, there can be no assurance that our patent portfolio will provide us with any competitive advantage.

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

In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package will likely occur in the first half of 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

The COVID-19 pandemic or any future public health issue may impair our and our licensors’ ability to comply with these procedural, document submission, fee payment, and other requirements imposed by government patent agencies, which may materially and adversely affect our ability to obtain or maintain patent protection for our products and product candidates. There may be situations in which a delay in, or failure to, file a patent application pertaining to certain subject matter will result in a lack of patent protection of that subject matter. Similarly, there may be situations in which a delay in, or failure to, respond to a patent office communication, pay a requisite fee, or otherwise maintain a patent application will result in loss of patent rights to that subject matter. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals, as well as diagnostic methods, are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, U.S. Supreme Court rulings, such as Mayo Collaborative Servs. v. Prometheus Labs., Inc., 566 U.S. 66 (2012) and Alice Corp. Pty. Ltd. v. CLS Bank Int’l, 573 U.S. 208 (2014), have created judicial exceptions to patentability of diagnostic methods in the U.S. that are directed to laws of nature or natural phenomena. As such, we cannot guarantee that we will be able to obtain patents covering our diagnostic candidates, including any companion diagnostics. These cases and others like them have created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways. In addition, the complexity and uncertainty of European patent laws have also increased in recent years. Any of the foregoing could have a material adverse effect on our owned and in-licensed patent portfolio and our ability to protect and enforce our intellectual property in the future.

Issued patents covering our therapeutic or diagnostic programs or other proprietary technologies we may develop could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

Our patent rights may be subject to priority, validity, inventorship and enforceability disputes. Legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and likely to divert significant resources from our core business, including distracting our management and scientific personnel from their normal responsibilities and generally harm our business. If we or our licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated or held unenforceable, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or we may be required to cease the development, manufacture or commercialization of our product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of our current and future products and product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and we may incorrectly conclude that a third-party patent is invalid and unenforceable. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products and product candidates.

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

In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by us. Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing products or technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. Such licenses may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. In addition, we may in the future pursue patent challenges with respect to third-party patents, including as a defense against the foregoing infringement claims. The outcome of such challenges is unpredictable.

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

We, our collaborators and our service providers maintain a large quantity of sensitive information, including confidential business information, health-related and other personal information, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we and our collaborators and service providers may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, which adds to the complexity of processing personal data. Guidance on implementation and compliance practices are often updated or otherwise revised. This may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, there are numerous federal and state data privacy and security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws(e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, storage, transfer, disclosure, protection and other processing of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA, broader in scope or offer greater individual rights with respect to protected health information than HIPAA. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, gives California residents individual privacy rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that have increased the likelihood of, and risks associated with data breach litigation. The CCPA may increase our compliance costs and potential liability and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

There also are a wide variety of privacy laws in other countries that may impact our operations, now or in the future. For example, in Europe, the GDPR imposes stringent requirements regarding the collection, use, disclosure, storage, transfer or other processing of personal data of individuals within the EEA, including providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. The GDPR also confers a private right of action in some circumstances on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, imposes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the EU-US Privacy Shield Framework (Privacy Shield) for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, since January 1, 2021, following the withdrawal of the UK from the European Union and the EEA and the end of the transition period, we have had to comply with the GDPR and separately the GDPR as implemented in the UK, each regime having the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover.

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

As of February 21, 2023, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 37.7% of our outstanding common stock. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we are in process of implementing additional financial and management controls and reporting systems and procedures. If we or our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2022, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. For example, in connection with the audits of our 2019 and 2020 annual consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in our internal controls due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures in the revenue cycle. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements and “pay versus performance” disclosure requirements. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA

PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. For example, we have engaged CROs to conduct our Phase 2 trials outside the United States, including in Russia and Ukraine. Additionally, we exclusively outlicensed commercialization rights for our PRA052 program to Falk in Europe, Australia and New Zealand. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or current or potential future collaborators, may fail or experience security breaches or other unauthorized or improper access, which could result in a material disruption of our product development programs.

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and personal information. Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to privacy and information security incidents, such as data breaches, damage from computer viruses, cybersecurity threats (such as denial-of-service attacks, cyberattacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures. As we become more dependent on information technologies to conduct our operations, such incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. If such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to health-related or other personal information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships.

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

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. Any security breach or other incident, whether real or perceived, that results in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personal, proprietary or other sensitive information could impact our reputation, cause us to incur significant liability and costs, including legal expenses, fines and penalties for any noncompliance with any privacy and security laws, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular loss. For further discussion on the potential liability related to the violation of these laws, see “Risk Factors – We, our collaborators and our service providers may be subject to a variety of privacy and data security laws and contractual obligations, which could increase compliance costs and our failure to comply with them could subject us to potentially significant fines or penalties and otherwise harm our business.”

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

The 2017 tax reform act amended the Code, effective for amounts paid or incurred in tax years beginning after December 31, 2021, to eliminate the immediate expensing of research and experimental expenditures (R&E) and require taxpayers to charge their R&E expenditures and software development costs (collectively, R&E expenditures) to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research). Additionally, we may claim the R&E credit only for costs that are eligible to be treated as R&E expenditures under the Code, it is expected that any amounts treated as qualified research expenditures for purposes of the R&E credit also will be capitalized under Code. Generally, we would expect both the amount of our net operating losses and R&E credits generated to decrease compared to tax years 2021 and prior over the next 5 years. Due to our full federal valuation allowance, we anticipate these changes to be immaterial.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, even if ultimately decided in our favor, it could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is currently located at 3050 Science Park Road, San Diego, California where we lease approximately 55,000 square feet of office and laboratory space. Our lease will expire in mid-2033 with an option to extend the term of the lease for an additional five years and may be terminated early in certain circumstances. We believe that are existing facilities are adequate to meet our needs for the foreseeable future.

For additional information, see Note 10, Commitments and Contingencies included in Item 15 of this Annual Report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “RXDX.”

Holders of Common Stock

As of February 21, 2023, there were 47,530,337 shares of our common stock outstanding held by approximately 17 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Performance Graph

The following stock performance graph illustrates a comparison from March 12, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2022, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on March 12, 2021 at the opening trading price of $19.00 per share, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

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

As of December 31, 2022, we estimate that we have used approximately $67.0 million of the proceeds from our IPO for general corporate purposes, including the advancement of our development programs. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report. For the comparison of the financial results for the fiscal years ended December 31, 2021 and 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 9, 2022 and incorporated herein by reference.

Overview

We are a clinical-stage biotechnology company pioneering a precision medicine approach to the discovery, development, and commercialization of novel therapeutic products for the treatment of immune-mediated diseases, starting first with inflammatory bowel disease (IBD). We leverage our proprietary precision medicine platform, Prometheus360™, which includes one of the world’s largest gastrointestinal (GI) bioinformatics databases and sample biobanks, to identify novel therapeutic targets, develop therapeutic candidates to engage those targets, and develop genetics-based diagnostic tests designed to identify patients more likely to respond to our therapeutic candidates. We have generated a robust pipeline of therapeutic development programs for the treatment of immune-mediated diseases.

Our lead product candidate, PRA023, is a humanized IgG1 monoclonal antibody (mAb) that has been shown to block the tumor necrosis factor (TNF)-like ligand 1A (TL1A), a target associated with both intestinal inflammation and fibrosis. PRA023’s dual mechanism of action, targeting both inflammation and fibrosis, also provides a strong rationale for advancing PRA023 into clinical trials for indications beyond IBD.

In July 2021, we initiated ARTEMIS-UC, a global Phase 2 randomized placebo-controlled clinical trial of PRA023 in patients with moderate-to-severe ulcerative colitis (UC) and APOLLO-CD, a global Phase 2a open-label clinical trial in patients with moderate-to-severe Crohn’s disease (CD), each utilizing our genetics-based diagnostic candidate designed to identify patients who are predisposed to increased expression of TL1A and therefore potentially more likely to respond to PRA023.

In December 2022, we reported topline results from the initial cohort of ARTEMIS-UC (Cohort 1) and results from APOLLO-CD demonstrating strong efficacy and favorable safety results in both studies. We believe these results position PRA023 to be a potential first-in-class and best-in-class treatment for patients suffering from UC and CD.

We plan to advance PRA023 into pivotal Phase 3 clinical trials for UC and CD in 2023 after we meet with the U.S. Food and Drug Administration (FDA) and foreign regulatory authorities and finalize our Phase 3 clinical trial strategy. The expansion cohort of ARTEMIS-UC (Cohort 2) is designed to further assess the treatment effect of PRA023 in patients who test positive on our diagnostic candidate, and we expect results in the second quarter of 2023.

In March 2022, we initiated a Phase 2 clinical trial for PRA023 in Systemic Sclerosis-associated Interstitial Lung Disease (SSc-ILD). The FDA has granted fast track designation for PRA023 for the treatment of SSc-ILD. Topline results from our Phase 2 trial of PRA023 in Systemic Sclerosis-Associated Interstitial Lung Disease (ATHENA-SSc-ILD) are expected in the first half of 2024. We are evaluating potentially advancing PRA023 into clinical trials for other indications where there is a strong mechanistic rational and high unmet need, and plan to announce our fourth indication for PRA023 in 2023.

Our second product candidate, PRA052, is an anti-CD30L mAb. The CD30L-CD30 co-stimulatory pathway has been implicated in IBD by genetic, preclinical, and human translational data. We filed an investigational new drug application (IND) for PRA052 in the third quarter of 2022 and then initiated a Phase 1 single ascending dose/multiple ascending dose clinical trial in normal healthy volunteers in the fourth quarter of 2022. We expect topline results from the Phase 1 study in the fourth quarter of 2023. We are also developing a proprietary genetics-based diagnostic test for PRA052 to identify patients that are more likely to respond to CD30L inhibition.

We continue to explore additional potential indications for our development programs and evaluate numerous other drug targets, identified through Prometheus360, for therapeutic utility for potential drug discovery development. We may also explore and evaluate entering into strategic collaborations for specific therapeutic indications or geographic territories in order to maximize the value of PRA023 and our other product candidates. The research and development of therapeutic product candidates and diagnostics comprises our therapeutics business segment.

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

We do not expect to generate any revenue from therapeutic product sales until we successfully complete development and obtain regulatory approval for one or more of our therapeutic product candidates and diagnostics, which we expect will take a number of years and may never occur.

We have incurred operating losses in each year since inception. Our net losses, including those generated from PLI, were $141.8 million, $90.2 million and $37.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $331.1 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing planned preclinical studies and clinical trials, continue our research and development activities, develop and validate diagnostics, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any services and collaboration revenue.

From inception and to the date of our initial public offering (IPO) in March 2021, we had raised a total of $175.6 million to fund our operations from gross proceeds from the sale and issuance of convertible preferred stock and $7.5 million from proceeds under our loan and security agreement (Loan Agreement) with Oxford Finance LLC and its affiliates (Oxford)(Oxford Loan). In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received net of approximately $199.8 million. In July 2021, we voluntarily prepaid the aggregate outstanding principal balance of the Oxford Loan of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, accrued interest, and final payment due under the terms of the Loan Agreement and Oxford released all liens against our assets and terminated our other applicable obligations. In December 2022, we completed the sale of an aggregate of 4,545,455 shares of our common stock in an underwritten public offering, at a price of $110.00 per share for net proceeds of $470.5 million. As of December 31, 2022, we have sold 2,540,348 shares of common stock under our Open Market Sale Agreement (Sale Agreement) at a weighted-average price of $35.19 per share resulting in net proceeds of $85.9 million. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $695.8 million.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date of issuance of these financial statements. If we obtain regulatory approval for any of our therapeutic product candidates and diagnostics, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, including royalty payments under our license and collaboration agreements. As we continue to advance our pipeline of diagnostic products, we expect to incur additional costs associated with conducting clinical studies to demonstrate the utility of our products and support reimbursement efforts. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

License and Collaboration Agreements

Our Collaboration with Cedars-Sinai Medical Center

In September 2017, we entered into an exclusive license agreement with Cedars-Sinai Medical Center (Cedars-Sinai), as amended and restated (the Cedars-Sinai Agreement), pursuant to which Cedars-Sinai granted us an exclusive, worldwide license with respect to certain patents, information and materials related to therapeutic targets and diagnostic products, to conduct research, develop, and commercialize therapeutic and diagnostic products for human use. The licensed technology includes information and materials arising out of Cedars-Sinai’s database and biobank, as well as exclusive access to this database and biobank, which is an integral part of our Prometheus360 platform. As upfront consideration for the license agreement, we issued to Cedars-Sinai 257,500 shares of fully vested common stock and 335,000 shares of restricted common stock, which shares fully vested in September 2020. We are obligated to pay Cedars-Sinai low- to mid-single digit percentage royalties on net sales of therapeutic and diagnostic products covered under the agreement, including any related diagnostic products, subject to the terms and conditions set forth in the Cedars-Sinai Agreement. In August 2021, we amended and restated the Cedars-Sinai Agreement to, among other things, add a joint steering committee and cover new intellectual property.

Our Collaboration with Dr. Falk Pharma

In July 2020, we entered into a co-development and manufacturing agreement (the Falk Agreement) with Dr. Falk Pharma GmbH (Falk), pursuant to which we will co-develop and commercialize, exclusively in our respective territories, our PRA052 therapeutic product candidate and diagnostic test. Under the Falk Agreement, we are obligated to use commercially reasonable efforts to conduct such development activities under an agreed development plan and we are responsible for regulatory approvals and commercialization of any products in the United States and the rest of the world, other than the Falk territory. Falk is responsible for regulatory approvals and commercialization of any products in the European Union, United Kingdom, Switzerland, the countries of the European Economic Area (excluding Malta and the Republic of Cyprus), Australia and New Zealand (Falk territory). Falk has agreed to fund 25% of our third-party development costs set forth in the development plan. Under the agreement, Falk paid us an upfront payment of $2.5 million and made a second payment of $2.5 million following the parties’ mutual agreement on the development plan. In addition, in June 2021, Falk made a milestone payment of $10 million to us upon the selection of a clinical candidate for our PRA052 program and, in December 2021, Falk made the final milestone payment of $5 million to us, based on our development of a companion diagnostic candidate for the PRA052 program. Falk is also obligated to pay us a mid-single to low-double digit royalty on net sales of all products incorporating antibodies covered by the agreement in the Falk territory and we agreed to pay Falk a low-single digit royalty on net sales for such products in our territory, subject to the terms and conditions set forth in the Falk Agreement.

Components of Results of Operations

Revenue

Collaboration revenue

We currently derive all of our revenue from our collaboration agreement. For the foreseeable future, we expect to generate revenue from services performed under the Falk Agreement. We may receive a combination of upfront payments and milestone payments under our current and/or future collaboration agreements.

We do not expect to generate any revenue from the sale of therapeutic products unless and until such time that our therapeutic product candidates and diagnostics have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we generate, if at all, will fluctuate from quarter-to-quarter as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our therapeutic product candidates are approved and successfully commercialized. If we fail to complete preclinical and clinical development of therapeutic product candidates or obtain regulatory approval for them, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.

Operating Expenses

Research and Development

Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts, the preclinical and clinical development of our product candidates and the development and validation of our diagnostics. Our research and development expenses include:

•
external costs, including expenses incurred under arrangements with third parties, such as CROs, contract manufacturers, consultants and our scientific advisors; and
•
internal costs, including:
o
employee-related expenses, including salaries, benefits, and stock-based compensation;
o
the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

o
facilities, information technology and depreciation, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of equipment.

The following table summarizes our research and development expenses by program for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
PRA023	$73,151	$42,802
PRA052	22,641	10,602
Other preclinical programs	17,056	9,023
Total research and development	$112,848	$62,427

We expect our research and development expenses to increase for the foreseeable future as we continue to progress our Phase 2 and Phase 3 clinical trials of PRA023 globally, advance PRA052 through a Phase 1 clinical trial, develop diagnostic candidates, and continue to advance several preclinical research and development programs. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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
•
the number, costs and timing of developing diagnostics and scope of validation studies;
•
potential additional safety monitoring requested by regulatory agencies;
•
the duration of patient participation in the trials and follow-up;
•
the cost and timing of manufacturing our product candidates;
•
the phase of development of our product candidates; and
•
the efficacy and safety profile of our product candidates and effectiveness of our diagnostics.

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

Interest and Other Income (Expense)

Interest income

Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term investments.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

This section provides an analysis of our financial results for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021.

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Collaboration revenue	$6,809	$3,129	$3,680
Operating expenses:
Research and development	112,848	62,427	50,421
General and administrative	39,739	28,505	11,234
Total operating expenses	152,587	90,932	61,655
Loss from operations	(145,778)	(87,803)	(57,975)
Other income (expense), net:
Interest income	4,026	108	3,918
Interest expense	—	(861)	861
Loss on early extinguishment of debt	—	(554)	554
Change in fair value of preferred stock purchase right liability	—	(980)	980
Change in fair value of preferred stock warrant liability	—	(105)	105
Total other income (expense), net	4,026	(2,392)	6,418
Net loss	$(141,752)	$(90,195)	$(51,557)

Revenue

Revenue was $6.8 million for the year ended December 31, 2022 compared to $3.1 million for the year ended December 31, 2021. The increase of $3.7 million is mainly due to increase in revenue generated under the Falk Agreement.

Research and Development Expenses

Research and development expenses were $112.8 million for the year ended December 31, 2022 compared to $62.4 million for the year ended December 31, 2021. The increase of $50.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by a $15.6 million increase in clinical trial expenses related to our global Phase 2 clinical trials of PRA023, a $11.8 million increase in expense related to our contract manufacturing activities to support our clinical trials, a $7.9 million increase in expenses related to personnel costs due to additional headcount to support increased development and clinical trial activities, and a $5.3 million increase in stock-based compensation expense, with the remainder due to increases in expenses related to research and development expenses for our other pre-clinical development programs and for ongoing development activities associated with our two most advanced programs, PRA023 and PRA052.

General and Administrative Expenses

General and administrative expenses were $39.7 million for the year ended December 31, 2022 compared to $28.5 million for the year ended December 31, 2021. The increase of $11.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by a $4.8 million increase in stock-based compensation expense, a $2.5 million increase in personnel costs, a $1.5 million increase in consulting expenses, and a $1.0 million increase in facility expenses to support our expanded operations.

Other Income (Expense), Net

Interest income

Interest income was $4.0 million for the year ended December 31, 2022 and $0.1 million for the year ended December 31, 2021. The increase of $3.9 million was primarily due to higher interest rates and investment in marketable securities.

Interest expense

Interest expense was zero for the year ended December 31, 2022 compared to interest expense of $0.9 million for the year ended December 31, 2021. The decrease of $0.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily related to the payoff of debt under the Loan Agreement in the third quarter of 2021.

Loss on early extinguishment of debt

Loss on early extinguishment of debt of $0.6 million for the year ended December 31, 2021 consists of the unamortized debt issuance costs, prepayment penalty and final payment due under the terms of the Loan Agreement.

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

Liquidity and Capital Resources

Sources of Liquidity

From our inception to the date of our IPO, we received aggregate gross proceeds of $175.6 million from the sale of convertible preferred stock, $7.5 million from borrowings under our Loan Agreement with Oxford and $8.2 million from amounts received under the Falk and Takeda Agreements. In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $218.5 million, which resulted in net proceeds to us of approximately $199.8 million, after deducting underwriting discounts and commissions of approximately $15.3 million and offering-related transaction costs of approximately $3.4 million. As of December 31, 2022, we had cash, cash equivalents, and short-term investments of $695.8 million.

Oxford Loan and Security Agreement

In January 2020, we entered into the Loan Agreement with Oxford, which provided for total borrowings of up to $25.0 million, of which $7.5 million was drawn upon execution of the agreement. In July 2021, we voluntarily prepaid the aggregate outstanding principal balance of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, final payment, and accrued interest due under the terms of the Loan Agreement, and the Loan Agreement was terminated in accordance with its terms. All liens and security interests securing the Oxford Loan were released upon termination. No additional amounts remain available for borrowing.

Under the Loan Agreement, interest accrued at an annual rate equal to the sum of (I) the greater of (a) the 30-day U.S. LIBOR rate reported the last business day of the month that immediately preceded the month in which the interest will accrue, and (b) 2.01%, plus (II) 5.98%. Notwithstanding the foregoing, the annual rate was at no time to be less than 7.99%. From March 1, 2020 through February 28, 2023, we were required to make interest only payments.

In connection with execution of the Loan Agreement, we issued Oxford a warrant to purchase 112,500 shares of our Series C convertible preferred stock at an exercise price of $1.00 per share, exercisable at any time following issuance. The preferred stock warrant has a term of ten years. The warrant became exercisable for an aggregate of 14,884 shares of our common stock at an exercise price of $7.558 per share upon the completion of our IPO. In December 2022, Oxford cashless exercised the warrant for 13,849 shares.

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

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sale Agreement. No assurance can be given that we will sell any shares of common stock under the Sale Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place. During the year ended December 31, 2022, we sold 2,540,348 shares of common stock under the Sale Agreement at a weighted-average price of $35.19 resulting in net proceeds of approximately $85.9 million. As of December 31, 2022, we may sell up to an additional $60.6 million of shares of our common stock under the Sale Agreement.

Public Offering of Common Stock

On December 8, 2022, we entered into an underwriting agreement (Underwriting Agreement) with Goldman Sachs & Co. LLC, SVB Securities LLC and Jefferies LLC, as representatives of the several underwriters named therein (collectively, Underwriters), relating to the issuance and sale of 4,545,455 shares of our common stock. In addition, under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to 681,818 additional shares of common stock at $110.00 per share. On December 13, 2022, we completed the sale of an aggregate of 4,545,455 shares of our common stock at a price of $110.00 per share. The net proceeds to us from the offering were approximately $470.5 million after deducting underwriting discounts, commissions, and public offering expenses. In January 2023, the Underwriters exercised the option to purchase an additional 483,256 shares resulting in net proceeds of approximately $50.1 million after deducting offering costs.

Future Capital Requirements

As of December 31, 2022, we had cash, cash equivalents, and short-term investments in the amount of $695.8 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of issuance of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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
•
the costs and timing of developing our diagnostics, and the outcome of regulatory review;
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
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products and diagnostics;
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

Cash Flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in)
Operating activities	$(123,254)	$(63,505)
Investing activities	(403,779)	(1,136)
Financing activities	562,202	267,694
Net increase in cash and cash equivalents	$35,169	$203,053

Operating Activities

Cash used in operating activities was $123.3 million during the year ended December 31, 2022, compared to cash used in operating activities of $63.5 million during the year ended December 31, 2021. The increase of $59.7 million was primarily the result of the increase in net loss of $51.6 million and changes in operating assets and liabilities of $14.0 million, partially offset by increases in noncash charges of $5.8 million. The increase in net cash used in changes in our operating assets and liabilities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by a $16.3 million decrease in deferred revenue as a result of milestone payments received under the Falk Agreement during the year ended December 31, 2021. The $5.8 million increase in noncash charges was primarily driven by an increase in stock-based compensation expense.

Investing Activities

Net cash used in investing activities was $403.8 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively, primarily due to purchases of marketable securities, partially offset by proceeds from maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $562.2 million during the year ended December 31, 2022 as compared to $267.7 million during the year ended December 31, 2021. During the year ended December 31, 2022, we received proceeds of $589.4 million from the sale of our common stock in public offerings, offset by payments of $32.9 million in public offering costs, $5.0 million from stock option exercises, and $0.7 million from issuance of common stock under the ESPP. During the year ended December 31, 2021, we received proceeds of $218.5 million from the sale of our common stock in our IPO, proceeds of $73.7 million from the sale of shares of our Series D-2 convertible preferred stock, net of issuance costs, and proceeds of $0.4 million from the issuance of common stock under the employee stock purchase plan offset by $8.0 million used in repayment of debt and $17.3 million in financing costs.

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

Amounts received prior to satisfying the above revenue recognition criteria were recognized as deferred revenue until all applicable revenue recognition criteria were met. Deferred revenue represented the portion of payments received that have not been earned. Refer to Note 6 to our consolidated financial statements included elsewhere in this Annual Report for quantitative disclosures related to revenue recognition.

Stock-Based Compensation

Stock-based compensation expense for employee and non-employee stock option grants and restricted stock units is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period (usually the vesting period) of the stock-based award, and forfeitures are recognized as incurred. Stock-based compensation expense for employee stock purchases under the Employee Stock Purchase Plan, or the ESPP, is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period.

We estimate the fair value of our stock-based awards using the Black-Scholes model. The Black-Scholes model requires the use of subjective assumptions, including the fair value of the underlying common stock on the date of grant, risk-free interest rate, expected volatility, expected term and expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2022, 2021, and 2020. Stock-based compensation totaled approximately $20.9 million, $10.7 million, and $0.8 million for the years ended December 31, 2022, 2021, and 2020 respectively.

As of December 31, 2022, the unrecognized stock-based compensation expense related to stock options and restricted stock units was $105.8 million which is expected to be recognized as expense over a weighted-average period of approximately 3.25 years.

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

Research and Development and Clinical Trial Accruals

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

Contractual Obligations and Commitments

We have obligations related to our operating lease for office and laboratory space in San Diego, California. In March 2021, we executed a non-cancellable lease agreement for office and laboratory space, which commenced in March 2022. The lease was subsequently amended in October 2021 to allow for occupancy of an additional floor. The amended lease commenced in September 2022 for the expansion premises with an initial term of 127.5 months and an option to extend the lease term for an additional five-year term. Initial monthly rental payments are approximately $0.3 million with rent escalation and we are also responsible for certain operating expenses and taxes throughout the lease term. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and short-term investments consist of cash held in readily available checking and money market accounts, as well as high-quality U.S. government and agency securities, corporate debt securities, and commercial paper. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. To minimize our exposure due to adverse shifts in interest rates, we ensure that the average maturity of our investments does not exceed 12 months. If a 1% change in interest rates were to have occurred on December 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Foreign Currency Exchange Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that are denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 1% increase or decrease in exchange rates during any of the periods presented would not have had a material impact on our financial results.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our financial results during the periods presented.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Prometheus Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prometheus Biosciences, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Accruals

As described in Note 2 and Note 5 to the financial statements, the Company recognizes costs incurred pursuant to contracts with clinical research organizations (“CROs”) that conduct and manage clinical trials on the Company’s behalf as research and development expenses. When accruing for these services, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period based on communication with the CROs. As of December 31, 2022, the Company has recorded $4.4 million for accrued clinical trial expenses for the estimated costs incurred but not yet billed or paid.

We identified the auditing of the Company’s accrued clinical trial expenses as a critical audit matter. Due to the long duration of clinical trials and the timing of invoicing received from CROs, the estimate of the time period over which services will be performed and the level of effort expended each period requires significant management judgment. Auditing these elements involved subjective auditor judgment due to the nature and extent of the audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the accuracy of the Company’s clinical trial accrual by inspecting the Company’s contractual agreements with certain CROs and any change orders.
•
Testing the completeness and accuracy of the Company’s clinical trial accrual by confirming directly with certain CROs the amounts due at December 31, 2022 and total clinical trial expenses incurred on behalf of the Company for services provided during 2022.
•
Testing the completeness of the Company’s clinical trial accruals by (i) evaluating publicly available information (such as press releases, investor presentations and public databases that track clinical trials) and board of directors’ materials, and (ii) inquiring of the Company’s clinical staff to gain an understanding of the status of significant clinical trials.

Discontinued Operations

As described in Note 7, in December 2020, the Company completed a spin-off of Prometheus Laboratories, Inc., which has been presented as discontinued operations in the accompanying consolidated financial statements.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018.

San Diego, California

February 28, 2023

Prometheus Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$292,423	$257,254
Short-term investments	403,329	—
Accounts receivable	1,029	1,079
Prepaid expenses and other current assets	11,370	7,050
Total current assets	708,151	265,383
Property and equipment, net	3,877	1,447
Right-of-use asset	27,774	—
Other assets	971	971
Total assets	$740,773	$267,801
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$762	$1,153
Accrued compensation	4,819	5,378
Accrued expenses and other current liabilities	12,721	6,243
Deferred revenue	1,298	3,668
Lease liabilities, current portion	3,217	—
Total current liabilities	22,817	16,442
Deferred revenue, non-current	15,667	16,204
Lease liabilities, net of current portion	26,321	—
Total liabilities	64,805	32,646
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock—$0.0001 par value; 40,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021.	—	—
Common stock—$0.0001 par value; 400,000,000 shares authorized as of December 31, 2022 and 2021; 46,845,573 shares and 38,960,716 shares issued at December 31, 2022 and 2021, respectively; 46,841,661 shares and 38,943,110 shares outstanding at December 31, 2022 and 2021, respectively.	5	4
Additional paid-in capital	1,007,485	424,492
Accumulated other comprehensive loss	(429)	—
Accumulated deficit	(331,093)	(189,341)
Total stockholders’ equity	675,968	235,155
Total liabilities and stockholders’ equity	$740,773	$267,801

See accompanying notes to the consolidated financial statements.

Prometheus Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue	$6,809	$3,129	$1,229
Operating expenses:
Research and development	112,848	62,427	19,147
General and administrative	39,739	28,505	11,089
Total operating expense	152,587	90,932	30,236
Loss from operations	(145,778)	(87,803)	(29,007)
Other income (expense), net:
Interest income	4,026	108	13
Interest expense	—	(861)	(2,130)
Loss on early extinguishment of debt	—	(554)	—
Change in fair value of preferred stock purchase right liability	—	(980)	—
Change in fair value of preferred stock warrant liability	—	(105)	(15)
Total other income (expense), net	4,026	(2,392)	(2,132)
Loss from continuing operations	(141,752)	(90,195)	(31,139)
Loss from discontinued operations	—	—	(5,999)
Net loss	$(141,752)	$(90,195)	$(37,138)
Other comprehensive loss:
Unrealized loss on marketable securities, net	(429)	—	—
Comprehensive loss	(142,181)	(90,195)	(37,138)
Net loss per share, basic and diluted:
Continuing operations	$(3.49)	$(2.88)	$(20.78)
Discontinued operations	—	—	(4.00)
Net loss per share, basic and diluted	$(3.49)	$(2.88)	$(24.78)
Weighted-average shares outstanding, basic and diluted	40,617,465	31,334,154	1,498,973

See accompanying notes to the consolidated financial statements.

Prometheus Biosciences, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance at December 31, 2019	58,145,867	$43,740	1,351,380	$—	$483	$—	$(37,451)	$(36,968)
Issuance of Series C convertible preferred stock for cash, net of issuance costs of $74	28,063,500	27,989	—	—	—	—	—	—
Issuance of Series C convertible preferred stock upon release of escrow of acquisition-related contingent consideration	3,500,000	3,500	—	—	—	—	—	—
Issuance of Series C convertible preferred stock for deferred purchase price	5,000,000	5,000	—	—	—	—	—	—
Issuance of Series D convertible preferred stock for cash, net of issuance costs of $305	61,066,216	41,948	—	—	—	—	—	—
Issuance of Series D convertible preferred stock for deferred purchase price	5,088,851	3,846	—	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	36,200	—	112	—	—	112
Vesting of common shares issued to founders	—	—	48,750	—	1	—	—	1
Vesting of common shares issued for licensing rights	—	—	111,667	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	131,002	—	156	—	—	156
Vesting of early exercised stock options	—	—	34,623	—	12	—	—	12
Impact of spinoff of diagnostic services business	—	—	—	—	—	—	(24,557)	(24,557)
Stock-based compensation	—	—	—	—	840	—	—	840
Net loss	—	—	—	—	—	—	(37,138)	(37,138)
Balance at December 31, 2020	160,864,434	$126,023	1,713,622	$—	$1,605	$—	$(99,146)	$(97,541)
Issuance of Series D-2 convertible preferred stock for cash, net of issuance costs of $94	86,775,740	73,763	—	—	—	—	—	—
Issuance of Series D-2 convertible preferred stock for settlement of deferred purchase price	7,219,560	6,144	—	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability	—	4,880	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock at initial public offering	(254,859,734)	(210,810)	25,485,955	3	210,807	—	—	210,810
Issuance of shares of common stock in initial public offering for cash, net of issuance costs of $18,709	—	—	11,500,000	1	199,791	—	—	199,792
Reclassification of convertible preferred stock warrants	—	—	—	—	169	—	—	169
Issuance of common stock in exchange for services	—	—	28,850	—	725	—	—	725
Issuance of common stock upon exercise of stock options	—	—	151,436	—	237	—	—	237
Issuance of common stock under employee stock purchase plan	—	—	26,150	—	428	—	—	428
Vesting of early exercised stock options	—	—	37,097	—	32	—	—	32
Stock-based compensation	—	—	—	—	10,698	—	—	10,698
Net loss	—	—	—	—	—	—	(90,195)	(90,195)
Balance at December 31, 2021	—	$—	38,943,110	$4	$424,492	$—	$(189,341)	$235,155
Issuance of common stock upon exercise of stock options	—	—	745,894	—	4,994	—	—	4,994
Issuance of common stock in public offerings, net of issuance costs of $32,999	—	—	7,085,803	1	556,391	—	—	556,392
Vesting of early exercised stock options	—	—	13,439	—	24	—	—	24
Cashless exercise of common stock warrant	—	—	13,849	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	39,566	—	722	—	—	722
Stock-based compensation	—	—	—	—	20,862	—	—	20,862
Unrealized loss on marketable securities	—	—	—	—	—	(429)	—	(429)
Net loss	—	—	—	—	—	—	(141,752)	(141,752)
Balance at December 31, 2022	—	$—	46,841,661	$5	$1,007,485	$(429)	$(331,093)	$675,968

See accompanying notes to the consolidated financial statements.

Prometheus Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(141,752)	$(90,195)	$(37,138)
Loss from continuing operations	(141,752)	(90,195)	(31,139)
Loss from discontinued operations	—	—	(5,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	629	258	109
Stock-based compensation expenses	20,862	10,698	739
Loss on early extinguishment of debt	—	554	—
Amortization of premiums and discounts on marketable securities, net	(2,682)	—	—
Noncash lease expense	865	—	—
Change in fair value of preferred stock purchase right liability	—	980	—
Change in fair value of preferred stock warrant liability	—	105	—
Common stock issued in exchange for services	—	725	113
Noncash interest expense	—	553	1,589
Other	—	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	50	7	(1,086)
Prepaid expenses and other current assets	(4,307)	(4,881)	(1,802)
Other assets	—	(971)	—
Accounts payable	(307)	103	(480)
Accrued compensation	(559)	2,655	1,738
Accrued expenses and other current liabilities	5,954	3,443	1,108
Payments made to PLI	—	—	(6,866)
Payable to PLI	—	(937)	1,130
Deferred revenue	(2,906)	13,398	4,931
Operating lease liabilities	899	—	—
Net cash used in operating activities – continuing operations	(123,254)	(63,505)	(29,931)
Net cash provided by operating activities – discontinued operations	—	—	1,913
Net cash used in operating activities	(123,254)	(63,505)	(28,018)
Cash flows from investing activities
Purchases of property and equipment	(2,703)	(1,136)	(204)
Proceeds from maturities of marketable securities	77,600	—	—
Purchases of marketable securities	(478,676)	—	—
Net cash used in investing activities – continuing operations	(403,779)	(1,136)	(204)
Net cash used in investing activities – discontinued operations	—	—	(859)
Net cash used in investing activities	(403,779)	(1,136)	(1,063)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	73,749	73,826
Proceeds from issuance of long-term debt, net of issuance costs	—	—	7,338
Payments of stock issuance costs	—	—	(23)
Repayment of debt	—	(7,963)	—
Proceeds from sale of common stock in initial public offering	—	218,500	—
Proceeds from sale of common stock in public offerings, gross	589,391	—	—
Payment of public offering costs	(32,892)	(17,257)	(1,452)
Proceeds from issuance of common stock under employee stock purchase plan	722	428	—
Proceeds from issuance of common stock upon stock option exercises	4,981	237	197
Net cash provided by financing activities	562,202	267,694	79,886
Net increase in cash and cash equivalents	35,169	203,053	50,805
Cash and cash equivalents at beginning of period – continuing operations	257,254	54,201	4,450
Cash and cash equivalents at beginning of period – discontinued operations	—	—	3,921
Cash and cash equivalents cash at end of period	292,423	257,254	59,176
Cash and cash equivalents at end of period – discontinued operations	—	—	4,975
Cash and cash equivalents at end of period – continuing operations	$292,423	$257,254	$54,201

Supplemental disclosures
Cash paid for income taxes	$4	$15	$7
Cash paid for interest expense on Oxford debt	$—	$315	$571
Right-of-use asset obtained in exchange for lease liabilities	$28,639	$—	$—
Supplemental schedule of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock upon completion of initial public offering	$—	$210,810	$—
Reclassification of preferred stock purchase right liability to equity due to issuance of Series D convertible preferred stock	$—	$4,880	$—
Reclassification of warrant liability to equity due to conversion from preferred stock warrant to common stock warrant upon completion of initial public offering	$—	$169	$—
Issuance of Series D-2 convertible preferred stock for the settlement of deferred purchase price	$—	$6,144	$—
Acquisition-related consideration held in escrow	$—	$—	$(3,500)
Issuance of Series C convertible preferred stock for deferred purchase price	$—	$—	$5,000
Vesting of early exercised stock options	$24	$32	$38
Public offering costs incurred, but not paid included in accrued expenses and accounts payable	$107	$—	$—
Costs incurred, but not paid, in connection with capital expenditures included in accounts payable	$508	$153	$181
Preferred stock purchase right liability	$—	$(4,880)	$3,900

See accompanying notes to the consolidated financial statements.

PROMETHEUS BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization

Prometheus Biosciences, Inc. (the Company) was incorporated in the state of Delaware on October 26, 2016 under the name Precision IBD, Inc. and is headquartered in San Diego, California. The Company changed its name to Prometheus Biosciences, Inc. on October 1, 2019. The Company’s business is focused on the discovery, development and commercialization of novel therapeutic and diagnostic products for the treatment of immune-mediated diseases, starting first with inflammatory bowel disease (IBD).

In June 2019, the Company acquired Prometheus Laboratories, Inc. (PLI) and the related intangible assets used by PLI. PLI was wholly owned by Nestlé Health Science US Holdings, Inc. and the related intangible assets were owned by Societé Des Produits Nestlé S.A (together, Nestlé) (see Note 7). PLI markets and conducts several laboratory developed tests useful to gastroenterologists in monitoring their IBD patients’ disease state and informing their therapeutic decisions.

On December 31, 2020, the Company completed the spinoff of PLI by making an in-kind distribution of 100% of its interest in PLI to the Company’s stockholders of record on December 30, 2020 (see Note 7).

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

Liquidity

The Company has incurred net losses since inception, experienced negative cash flows from operations, and as of December 31, 2022, has an accumulated deficit of $331.1 million. The Company has historically financed its operations primarily through private placements of convertible preferred stock, proceeds from the Company's IPO in March 2021 and proceeds from the sale of its common stock through a public offering and an "at the market" offering. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company believes its current capital resources will be sufficient for the Company to continue as a going concern for at least one year from the issuance date of these consolidated financial statements.

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

On December 31, 2020, the Company completed the spinoff of PLI. The results of operations for all periods presented have been presented as discontinued operations in the accompanying consolidated financial statements in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations (see Note 7 for additional information on discontinued operations).

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

Prior to the spinoff of PLI in December 2020, the Company determined its operating segments to be the therapeutics and diagnostic services businesses. The therapeutics business derives substantially all of its revenue from collaboration agreements and devotes all of its efforts to development of product candidates and diagnostics in the IBD space. The diagnostic services business, which is recorded as a discontinued operations, derives its revenue from diagnostic services in the IBD space generated from the conduct of laboratory developed tests. Subsequent to the spinoff, the Company operates in one segment. The Company operates solely in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The cash and cash equivalents balance at December 31, 2022 and 2021 represent cash in readily available checking accounts, money market accounts, and commercial paper.

Marketable Securities

The Company’s marketable securities primarily consist of commercial paper, corporate debt securities, and U.S. government and agency securities classified within cash and cash equivalents and short-term investments depending on their maturity date at the time of purchase. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income (loss). There were no realized gains and losses from sales of marketable securities during any of the periods presented.

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

The Company excludes accrued interest from the fair value and amortized cost basis of marketable securities. As of December 31, 2022, $1.1 million of accrued interest receivable related to marketable securities has been recorded in prepaid expenses and other current assets within the accompanying consolidated balance sheets.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Accounts Receivable

Accounts receivable is stated at the original invoice amount and consists of certain research and development and contract manufacturing costs subject to reimbursement under the Company’s collaboration agreements. The Company did not record any credit losses as of December 31, 2022 and 2021.

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

To date, all of the Company’s collaboration revenue has been derived from its collaboration agreement with Dr. Falk Pharma GmbH and its collaboration agreement with Millennium Pharmaceuticals, Inc., a subsidiary of Takeda Pharmaceutical Company Limited (collectively, Takeda) as described in Note 6. The terms of these arrangements include the following types of payments to the Company: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for research and development services provided by the Company; and royalties on net sales of licensed products. At the initiation of an agreement, the Company analyzes whether each unit of account results in a contract with a customer under ASC 606 or in an arrangement with a collaborator subject to guidance under ASC 808, Collaborative Arrangements (ASC 808).

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

Any cumulative effect of revisions to estimated costs to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. This approach requires the Company to use significant judgement and make estimates of future expenditures. If the Company’s estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that it recognizes in the current and future periods.

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

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss and are expensed as incurred since recoverability of such expenditures is uncertain.

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

Valuation of Common Stock

Prior to the IPO, given the absence of a public trading market for the Company’s common stock, the Company's board of directors exercised their judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock, such as: contemporaneous valuations performed by independent third-party specialists, its stage of development, including the status of its research and development efforts of its product candidates, the material risks related to its businesses and industry, its results of operations before discontinued operations and financial position, including its levels of capital resources, the prices at which its sold shares of its convertible preferred stock, the rights, preferences and privileges of its convertible preferred stock relative to those of its common stock, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable life sciences public companies, as well as recently completed mergers and acquisitions of peer companies, the likelihood of achieving a liquidity event for the holders of its common stock or convertible preferred stock, such as an IPO or a sale of the Company given prevailing market conditions, trends and developments in its industry, external market conditions affecting the life sciences and biotechnology sectors, and the lack of liquidity of its common stock, among other factors.

After the completion of the IPO, the fair value of each share of common stock is based on the closing price of the Company’s common stock as reported by the Nasdaq Global Select Market.

Preferred Stock Purchase Right Liabilities

The Company entered into convertible preferred stock financings where, in addition to the initial closing, investors agreed to buy, and the Company agreed to sell, additional shares of that convertible preferred stock at a fixed price in the event that certain conditions are met or agreed upon milestones are achieved. The Company evaluated this purchase right and assessed whether it met the definition of a freestanding instrument and, if so, determined the fair value of the purchase right liability and recorded it on the balance sheet with the remainder of the proceeds raised allocated to convertible preferred stock. The preferred stock purchase right liability was revalued at each reporting period with changes in the fair value of the liability recorded as change in fair value of preferred stock purchase right liability in the consolidated statements of operations and comprehensive loss. Upon the issuance of the shares of Series D-2 convertible preferred stock in January 2021, the preferred stock purchase right liability no longer required liability accounting and the then fair value of the preferred stock purchase right liability was reclassified into stockholders’ equity.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. The Company has excluded 9,681, 32,381 and 145,046 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the years ended December 31, 2022, 2021, and 2020, respectively. Dilutive common stock equivalents are comprised of convertible preferred stock, options and restricted stock units outstanding under the Company’s stock option plan, warrants to purchase common or convertible preferred stock and ESPP shares pending issuance.

Basic and diluted net loss attributable to common holders per share is presented in conformity with the two- class method required for participating securities as the convertible preferred stock are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the years ended December 31, 2022, 2021, and 2020 there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2022	2021	2020
Convertible preferred stock outstanding	—	—	16,086,426
Common stock options issued and outstanding	7,418,790	6,474,039	2,930,248
Restricted stock units	251,908	—	—
Warrants to purchase common stock outstanding	—	14,884	—
Warrants to purchase convertible preferred stock outstanding	—	—	11,250
ESPP shares pending issuance	5,561	7,187	—
Total	7,676,259	6,496,110	19,027,924

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. Comprehensive gains (losses) have been reflected in the statements of operations and comprehensive loss for all periods presented.

Recent Accounting Pronouncements

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Cash and cash equivalents:
Money market funds	$182,337	$182,337	$—	$—
Commercial paper	66,680	—	66,680	—
Total cash and cash equivalents	$249,017	$182,337	$66,680	$—

Short-term investments:
Commercial paper	$235,772	$—	$235,772	$—
Corporate debt securities	17,801	—	17,801	—
U.S. government and agency securities	149,756	17,755	132,001	—
Total short-term investments	$403,329	$17,755	$385,574	$—

Total assets measured at fair value	$652,346	$200,092	$452,254	$—

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

There were no transfers within the hierarchy during the years ended December 31, 2022 and 2021. At December 31, 2020, Level 3 liabilities that were measured at fair value on a recurring basis consisted of warrants to purchase shares of convertible preferred stock and a preferred stock purchase right liability. The Company had no Level 3 liabilities at December 31, 2022 as the liabilities for the warrants to purchase shares of convertible preferred stock and the preferred stock purchase right was remeasured and reclassified to stockholders’ equity upon the closing of the Company’s IPO in March 2021 and the issuance of shares of Series D-2 convertible preferred stock in January 2021, respectively.

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

Preferred Stock Purchase Right Liability

Upon issuance of the shares of Series D-2 convertible preferred stock in January 2021, the liability was remeasured using a valuation model that considered: (i) the risk-free rate commensurate with the expected milestone timing of 0.09%; (ii) the probability of the Series D-2 tranche of 80.0%; (iii) volatility of 80.0%; (iv) consideration received for the Series D-1 preferred stock; (v) the number of shares to be issued to satisfy the preferred stock purchase right and at what price; and (vi) certain implied and provided assumptions needed to calibrate the Series D-1 value and the Series D-2 purchase right, and as a result of closing the sale of shares of Series D-2 convertible preferred stock, a charge of $1.0 million was recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

Activity of Liabilities Using Fair Value Level 3 Measurements

The following table summarizes the activity of the financial instruments valued using Level 3 inputs (in thousands):

	Acquisition-related Consideration Held in Escrow	Convertible Preferred Stock Warrant Liability	Series D Convertible Preferred Stock Purchase Right Liability
Balance at December 31, 2019	$3,500	$—	$—
Acquisition-related consideration released from escrow	(3,500)	—	—
Issuance of Series C convertible preferred stock warrants	—	79	—
Issuance of Series D convertible preferred stock purchase right liability	—	—	3,900
Change in fair value	—	(15)	—
Balance at December 31, 2020	—	64	3,900
Change in fair value	—	105	980
Conversion/Settlement during 2021	—	(169)	(4,880)
Balance at December 31, 2021	$—	$—	$—

4.
Marketable Securities

The following table summarizes marketable securities (in thousands):

		As of December 31, 2022
			Unrealized
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$182,337	$—	$—	$182,337
Commercial paper	1 or less	66,666	14	—	66,680
Total cash and cash equivalents		$249,003	$14	$—	$249,017

Short-term investments:
Commercial paper	1 or less	$235,945	$—	$(173)	$235,772
Corporate debt securities	1 or less	17,805	—	(4)	17,801
U.S. government and agency securities	2 or less	150,022	—	(266)	149,756
Total short-term investments		$403,772	$—	$(443)	$403,329

Total marketable securities		$652,775	$14	$(443)	$652,346

As of December 31, 2022, none of the marketable securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, no allowance for credit losses was recorded.

There were no marketable securities as of December 31, 2021.

5.
Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid clinical trial expenses	$4,015	$1,397
Prepaid contract manufacturing expenses	2,898	3,808
Prepaid research and development expenses	2,251	627
Other prepaid expenses	2,206	1,218
Total	$11,370	$7,050

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Laboratory equipment	$3,281	$1,830
Computer equipment	759	—
Office equipment and furniture	873	24
	4,913	1,854
Less accumulated depreciation	(1,036)	(407)
Total	$3,877	$1,447

Depreciation expense related to property and equipment was $0.6 million, $0.3 million, and $0.1 million for the years ended December 31, 2022, 2021, and 2020 respectively.

Accrued Compensation

Accrued compensation consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued bonuses	$4,609	$5,024
Accrued salaries and payroll taxes	31	64
Accrued ESPP	179	129
Accrued severance	—	161
Total	$4,819	$5,378

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued clinical trial expenses	$4,407	$1,999
Accrued contract manufacturing expenses	4,065	906
Accrued research and development expenses	2,958	2,123
Accrued legal expenses	371	531
Payable to PLI	193	193
Unvested early exercise liability	11	35
Accrued other	716	456
Total	$12,721	$6,243

6.
Collaboration and License Agreements

Exclusive License Agreement with Cedars-Sinai Medical Center

In September 2017, the Company entered into an Exclusive License Agreement with Cedars-Sinai Medical Center (Cedars-Sinai), a related party, as amended and restated (the Cedars-Sinai Agreement). Under the terms of the Cedars-Sinai Agreement, Cedars-Sinai granted the Company an exclusive, worldwide, royalty bearing license with respect to certain patent rights, information and materials related to therapeutic targets and diagnostic products, in each case to conduct research, develop, and commercialize therapeutic and diagnostic products for human use. The licensed technology includes information and materials arising out of Cedars-Sinai’s database and biobank, as well as exclusive access to this database and biobank, which is an integral part of the Company’s Prometheus360 platform. In August 2021, the Company and Cedars-Sinai amended and restated the Cedars-Sinai Agreement to, among other things, add a joint steering committee and cover new intellectual property.

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

Under the agreement, Falk paid the Company an upfront payment of $2.5 million and made a second payment of $2.5 million following the parties’ mutual agreement on the development plan. In addition, in June 2021, Falk made a milestone payment to the Company of $10 million upon the selection of a clinical candidate for the PRA052 program and, in December 2021, Falk made the final milestone payment of $5 million, based on the Company’s development of a diagnostic candidate for the PRA052 program. Falk is also obligated to pay the Company a mid-single to low-double digit royalty on net sales of all products incorporating antibodies covered by the agreement in the Falk territory, and the Company agreed to pay Falk a low-single digit royalty on net sales for such products in the Company’s territory.

The Company has identified one performance obligation for all the deliverables under the Falk Agreement. Accordingly, the Company is recognizing revenue for the transaction price allocated to the performance obligation in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses over the eight-year period over which it expects to satisfy its performance obligation. The Company included the upfront payment and all milestone payments in the transaction price as it was deemed not probable of significant reversal at the inception of the agreement. In connection with the Falk Agreement, the Company recognized revenue of $5.6 million, $2.8 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, and had deferred revenue of $17.0 million and $18.7 million as of December 31, 2022 and 2021, respectively. This deferred revenue balance is expected to be recognized proportionally as expenses are incurred over the estimated eight-year term.

Companion Diagnostic Development Agreement with Millennium Pharmaceuticals, Inc.

In March 2019, the Company entered into a Companion Diagnostics Development and Collaboration Agreement (the Takeda Agreement) with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda. In March 2022, the Company and Takeda mutually agreed to terminate the agreement, effective April 2022. In connection with the Takeda Agreement, the Company recognized revenue of $1.2 million, $0.4 million, and $0.8 million for the years ended December 31, 2022, 2021, and 2020 respectively, and had deferred revenue of zero and $1.2 million as of December 31, 2022 and 2021, respectively.

A reconciliation of deferred revenue related to the Falk and Takeda agreements for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Falk Agreement	Takeda Agreement	Total
Balance at December 31, 2019	$—	$1,542	$1,542
Amounts received	5,200	960	6,160
Revenue recognized	(437)	(792)	(1,229)
Balance at December 31, 2020	4,763	1,710	6,473
Amounts received/credited	16,678	(150)	16,528
Revenue recognized	(2,750)	(379)	(3,129)
Balance at December 31, 2021	18,691	1,181	19,872
Amounts received	3,902	—	3,902
Revenue recognized	(5,628)	(1,181)	(6,809)
Balance at December 31, 2022	$16,965	$—	$16,965

The Company recognized revenue of $2.9 million and $1.5 million out of the beginning deferred revenue balance during the years ended December 31, 2022 and 2021, respectively. The Company expects to recognize $1.3 million of the deferred revenue balance in 2023.

7.
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

In December 2020, in order to achieve the Company’s strategic objectives, the Company’s board of directors approved the spinoff of PLI by making an in-kind distribution of 100% of its interest in PLI to the Company’s stockholders of record on December 30, 2020. In connection with the spinoff, which was effected on December 31, 2020, the Company assigned PLI specific intellectual property to PLI; entered into a transition services agreement whereby the Company agreed to provide PLI with certain transition services including general and administrative, finance and clinical operations support; and entered into a sublease agreement under which the Company occupied approximately 40,000 square feet in the PLI facility for a term of one year, which was subsequently extended for six months through June 2022. Post spinoff, the Company retained obligations under the Oxford Loan (see Note 8) and for the deferred cash payments to Nestlé.

The major line items constituting the loss of PLI for the year ended December 31, 2020, which are reflected in the accompanying consolidated statements of operations and comprehensive loss as discontinued operations, are as follows:

Year Ended December 31, 2020
Diagnostic services revenue	$36,593
Operating expenses:
Cost of diagnostic services revenue	12,625
Research and development	4,956
Sales and marketing	10,993
General and administrative	9,885
Restructuring	2,260
Amortization of intangible assets	1,179
Goodwill impairment charge	724
Total operating expenses	42,622
Loss from discontinued operations	(6,029)
Interest income	30
Loss from discontinued operations, net of taxes	$(5,999)

8.
Long Term Debt

In January 2020, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC and its affiliates (Oxford) (the Oxford Loan) which provided for total borrowings of up to $25.0 million, of which $7.5 million was drawn upon execution of the agreement. In July 2021, we voluntarily prepaid the aggregate outstanding principal balance of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, final payment, and accrued interest due under the terms of the Loan Agreement, and the Loan Agreement was terminated in accordance with its terms. All liens and security interests securing the Oxford Loan were released upon termination. No additional amounts remain available for borrowing.

Under the Loan Agreement, interest accrued at an annual rate at the greater of (a) the 30-day U.S. LIBOR rate reported the last business day of the month that immediately precedes the month in which the interest will accrue, or (b) 2.01%, plus 5.98%, with a minimum annual rate of 7.99%. From March 1, 2020 through February 28, 2023, the Company was required to make interest only payments.

In connection with execution of the Loan Agreement, the Company issued Oxford a warrant to purchase 112,500 shares of the Company’s Series C convertible preferred stock at an exercise price of $1.00 per share, exercisable at any time following issuance. The preferred stock warrant has a term of ten years. The warrant became exercisable for an aggregate of 14,884 shares of the Company’s common stock at an exercise price of $7.558 per share upon the completion of the Company’s IPO. In December 2022, Oxford cashless exercised the warrant for 13,849 shares.

9.
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

The Company determined its obligation to issue additional shares of the Company’s Series D-2 convertible preferred stock in the Initial Series D Closing represented a freestanding financial instrument that required liability accounting. This freestanding preferred stock purchase right liability for the additional closing was recorded at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. As of the Initial Series D Closing, the estimated fair value of the preferred stock purchase right liability was $3.9 million. In January 2021, 93,995,300 shares of Series D-2 convertible preferred stock were issued, of which, 7,219,560 were issued to Nestlé for the satisfaction of deferred purchase price obligations of $6.1 million. Upon the closing of the sale of these shares, the preferred stock purchase right liability was remeasured to fair value and the change in fair value of $1.0 million was recorded in the statement of operations for the year ended December 31, 2021. The liability was then reclassified to stockholders’ equity.

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

The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sale Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sale Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place. The Company and the Agent may each terminate the Sale Agreement at any time upon specified prior written notice. As of December 31, 2022, the Company has sold 2,540,348 shares of its common stock under the Sale Agreement at a weighted-average price of $35.19 resulting in net proceeds of approximately $85.9 million.

Public Offering

In December 2022, the Company completed the sale of an aggregate of 4,545,455 shares of its common stock in an underwritten public offering, at a price of $110.00 per share. The net proceeds to the Company from the offering were approximately $470.5 million after deducting underwriting discounts, commissions and public offering expenses payable by the Company.

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

In February 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Pursuant to the 2021 Plan, the Company ceased granting awards under the 2017 Plan. Under the 2021 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. The number of shares initially available for issuance under awards granted pursuant to the 2021 Plan is the sum of (1) 3,600,000 shares of common stock, plus (2) any shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2021 Plan that become available for issuance under the 2021 Plan thereafter in accordance with its terms. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be increased annually on the first day of each fiscal year during the term of the 2021 Plan, beginning with the 2022 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. The number of shares of common stock available for issuance increased by 5% at January 1, 2022, and at December 31, 2022, 1,861,545 shares remain available for issuance under the 2021 Plan, including the automatic increase of 1,948,035 on January 1, 2022. The maximum term of options granted under the 2021 Plan is ten years and grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

The Company’s stock option activity for the year ended December 31, 2022 is summarized in the following table:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	6,474,039	$12.18	8.5
Granted	1,850,156	$51.98
Exercised	(745,894)	$6.70
Cancelled/forfeited	(159,511)	$24.02
Outstanding at December 31, 2022	7,418,790	$22.40	8.6	$649,964
Vested or expected to vest at December 31, 2022	7,418,790	$22.40	8.6	$649,964
Exercisable at December 31, 2022	2,646,924	$8.95	8.2	$267,517

The aggregate intrinsic values presented in the table above were calculated as the difference between the closing price of the Company’s common stock at December 31, 2022 and the exercise price of stock options that had strike prices below the closing price. The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $34.96, $12.15, and $5.93 respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $48.5 million, $2.5 million, and $0.3 million respectively.

The grant date fair value of stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.5 – 4.2%	0.2 – 1.4%	0.2 – 1.4%
Expected volatility	72.5 – 74.6%	73.0 – 95.2%	61.5 – 71.8%
Expected term (in years)	5.5 – 6.5	5.3 – 6.1	6.1
Expected dividend yield	—%	—%	—%

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

Restricted Stock Units

A summary of the Company’s restricted stock units activity is as follows (in thousands, except share and per share amounts):

	Number of Outstanding Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2021	—
Granted	252,257	$74.11
Cancelled	(349)	$29.56
Balance at December 31, 2022	251,908	$74.18	$27,710
Vested or expected to vest at December 31, 2022	251,908	$74.18	$27,710

The Company’s current restricted stock units vest 100% three years from the grant date or annually over four years, subject to continued service. The fair-value of each restricted stock unit is determined on the grant date using the closing price of the Company’s common stock on the grant date. The aggregate intrinsic value of restricted stock units is the value of the shares awarded at the closing price of the Company's common stock at December 31, 2022.

Early Exercise Liability

The unvested shares of the early-exercised options are held in escrow until the stock option becomes fully vested or until the employee’s termination, whichever occurs first. The right to repurchase these shares lapses over the four-year vesting period. As of December 31, 2022 and 2021, the early exercise liability was approximately $11,000 and $35,000, respectively. For accounting purposes, the early exercise of options is not considered to be a substantive exercise until the underlying awards vest.

The following table summarizes the activity of the unvested common stock issued pursuant to an early exercise of stock option awards:

	Year Ended December 31,
	2022	2021
Unvested at beginning of year	17,606	54,703
Vested during the period	(13,439)	(37,097)
Unvested at end of year	4,167	17,606

Employee Stock Purchase Plan

In February 2021, the Company’s board of directors approved the 2021 Employee Stock Purchase Plan (the ESPP), which became effective upon the pricing of the Company’s IPO on March 16, 2021. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. Initially, a total of 360,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2022 fiscal year, by an amount equal to the lessor of: (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (ii) such other amount as the Company’s board of directors may determine. The number of shares of common stock available for issuance under the ESPP increased by 1% at January 1, 2022. Stock-based compensation expense for the years ended December 31, 2022 and 2021 related to the ESPP was $0.4 million and $0.5 million, respectively. As of December 31, 2022, the Company has issued 65,716 shares under the ESPP. The Company had an outstanding liability of $0.2 million at December 31, 2022, which is included in accrued compensation on the consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. At December 31, 2022, 683,891 shares remain available for issuance under the ESPP.

The fair value of stock of the stock purchase right under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

Year ended December 31,
	2022	2021
Risk-free interest rate	1.4 – 4.8%	0.03 – 0.3%
Expected volatility	56.5 – 79.5%	71.6 – 83.9%
Expected term (in years)	0.5 – 1.5	0.5 – 1.6
Expected dividend yield	—%	—%

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$7,103	$1,755	$144
General and administrative	13,759	8,943	595
Discontinued operations	—	—	101
Total stock-based compensation	$20,862	$10,698	$840

As of December 31, 2022, approximately $105.8 million of total unrecognized compensation expense related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.25 years.

Stock Option Modification

In August 2021, in connection with the passing of the Company’s former Chairman of the board of directors, the Company fully accelerated all of the former Chairman’s outstanding equity awards, which resulted in a charge of $4.6 million to stock-based compensation expense for the year ended December 31, 2021.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31, 2022	December 31, 2021
Common stock options issued and outstanding	7,418,790	6,474,039
Warrants to purchase common stock outstanding	—	14,884
Restricted stock units	251,908	—
Shares available for issuance under equity incentive plan	1,861,545	1,856,063
Shares available for issuance under the ESPP	683,891	333,850
Total	10,216,134	8,678,836

10.
Commitments and Contingencies

Leases

In March 2021, the Company executed a non-cancellable lease agreement for office and laboratory space in San Diego, California (“Second Floor Lease”). The Second Floor Lease and related monthly payments commenced in March 2022, and had an initial term of ten years with an option to extend the lease for an additional five-year term. The lease provides for initial monthly rental payments of approximately $0.2 million with rent escalation and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company received $6.3 million of tenant improvements, all of which were deemed to be owned by the landlord. Under the relevant guidance, the Company recognized an operating lease right-of-use (ROU) asset and lease liability of $14.6 million each based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and amortizes the ROU asset and lease liability over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

Information related to the Company's operating lease is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$2,304	$—	$—
Variable lease cost	464	—	—
Short-term lease cost	494	960	461
Total lease cost	$3,262	$960	$461
Cash paid for amounts included in the measurement of lease liabilities	$539	$—	$—

As of December 31, 2022 the weighted-average remaining lease term of the Company’s operating lease was 124 months and the weighted-average discount rate on the Company’s operating lease was 8.7%.

Future minimum lease payments and information related to the operating lease liability as of December 31, 2022 are as follows (in thousands):

2023	$3,352
2024	4,058
2025	4,180
2026	4,305
2027	4,435
Thereafter	25,989
Total lease payments	46,319
Imputed interest	(16,781)
Lease liability	29,538
Less current portion of lease liability	3,217
Lease liability, net of current portion	$26,321

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breech of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At December 31, 2022, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its consolidated financial statements as of December 31, 2022.

11.
Income Taxes

For the years ended December 31, 2022 and 2021, the income tax expense from continuing operations was zero. For the year ended December 31, 2020, the income tax expense from continuing operations was $7,000 and is recorded in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

A reconciliation of the Company’s effective tax rate and federal statutory tax rate related to continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit) at statutory rates	$(29,769)	$(18,938)	$(6,538)
State income tax, net of federal benefit	(10,897)	(5,865)	(586)
Permanent items	33	255	(14)
Change in valuation allowance	51,733	28,219	7,373
Forfeiture of state operating losses	17	42	521
Stock-based compensation	(2,877)	751	82
Purchase price accretion	—	101	311
Return to provision adjustment	37	(84)	293
Research and development tax credits	(8,277)	(4,481)	(1,442)
	$—	$—	$—

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

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$49,983	$32,373
Capitalized research and development	21,023	—
Research tax credits	15,288	7,012
Lease liability	8,276	—
Stock-based compensation	3,039	1,980
Deferred revenue	4,754	1,365
Accrued and other	145	25
Total deferred tax assets	102,508	42,755
Less valuation allowance	(94,541)	(42,688)
Net deferred tax assets	7,967	67
Deferred tax liabilities:
Right-of-use asset	(7,782)	—
Property and equipment	(185)	(67)
Total deferred tax liabilities	(7,967)	(67)
Net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of December 31, 2022 due to the uncertainty surrounding the realization of such assets. Management determined it more likely than not that the deferred tax assets are not realizable due to our historical loss position. The valuation allowance increased by $51.9 million and $28.2 million between December 31, 2021 and December 31, 2022 and between December 31, 2020 and December 31, 2021, respectively, due primarily to the generation of current year operating losses.

As of December 31, 2022, the Company has net operating loss carryforwards for federal and state income tax purposes of $164.1 million and $222.5 million, respectively. The federal and state NOLs will begin to expire in 2036, unless previously utilized. The federal net operating loss carryover includes $163.1 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income.

The Company has research credit carryforwards for federal and state income tax purposes of approximately $11.6 million and $9.4 million, respectively, as of December 31, 2022. The federal credits begin to expire in 2040 and the state credits can be carried forward indefinitely.

Pursuant to the Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company's NOL and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company had an ownership change analysis completed through December 31, 2022 and determined that ownership changes there were ownership changes on May 31, 2017, September 1, 2017, September 26, 2017, May 29, 2019, March 27, 2020 and January 29, 2021. Based on the annual limitations associated with the change dates, the Company determined that all of the Company's federal and state NOLs and credits generated prior to theses change dates, with the exception of $968,000 federal research and development credits and $562,000 state NOLs, will be fully available within the carryover period, subject to an annual limitation on NOLs and credits generated prior to January 29, 2021. The Company’s research and development credits have been reduced by $968,000 to reflect the impact of the ownership changes and the Company’s state NOLs have been reduced by $562,000. Due to the existence of a full valuation allowance offsetting the credit, the reduction to the carryover balance did not impact the Company’s effective tax rate. The Company's use of federal and state NOL and credit carryforwards could be further limited by the provisions of section 382 depending on the timing and amount of additional equity securities that have or will be issued subsequent to December 31, 2022. If an ownership change(s) occur subsequent to December 31, 2022 the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

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

The following table summarizes the activity in the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2022	2021
Balance at beginning of period	$1,949	$697
Increase (decrease) related to prior year positions	—	(186)
Increase related to current year positions	2,271	1,438
Balance at the end of the year	$4,220	$1,949

The Company’s policy is to recognize interest and penalties related to income tax matters in the provision. During the years ended December 31, 2022 and 2021, no interest or penalties were required to be recognized relating for unrecognized tax benefits.

The Company files tax returns in the United States and California. The Company is not currently under examination in any of these jurisdictions and all of the Company’s tax years remain effectively open to examination due to net operating loss carryforwards.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the loss position of the U.S. entities, many provisions of the CARES Act do not impact the Company and the CARES Act did not have an impact on the Company’s income tax provision for the years ended December 31, 2022 or 2021.

The Inflation Reduction Act 2022 which incorporates a Corporate Alternative Minimum Tax (CAMT) was signed on August 16, 2022. The changes will affect for the tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The Company will be monitoring the impacts of the act to determine if this will have a impact for the Company for years beginning after December 31, 2022. As of year end, it is not expected to have a material impact for the Company.
12.
Related Party Transactions

As discussed in Note 6, in September 2017, the Company entered into the Cedars-Sinai Agreement. A related-party relationship exists with Cedars-Sinai due to its percentage of common stock ownership and representation on the Company’s board of directors. As consideration for the license rights, the Company issued (i) 257,500 common stock shares at par value of $0.0001 per share, and (ii) 335,000 unvested restricted common stock shares at par value of $0.0001 per share. The parties also entered into additional license agreements as well as research agreements, under which the parties can provide research services to each other at pricing specified in the individual statements of work. During the year ended December 31, 2022, the Company incurred $0.1 million in costs under the research agreements. During the years ended December 31, 2021 and 2020, no services were provided under the research agreements.

During the year ended December 31, 2021, the Company incurred compensation related expenses for one employee who is an immediate family member of a former member of the Company’s board of directors. These expenses totaled $0.8 million for the year ended December 31, 2021, which is included in in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss. During the year ended December 31, 2020, the Company incurred compensation related expenses for two employees, each of whom is an immediate family member of a different former member of the Company’s board of directors. These expenses totaled $0.8 million for the year ended December 31, 2020, respectively, of which $0.2 million is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss and $0.6 million is included in research and development expenses, respectively.

The Company has an ongoing collaboration with Regents of the University of California, where a former member of its board of directors was employed until April 2021. During the year ended December 31, 2021, the Company incurred $0.5 million in expense related to this collaboration that was recorded in research and development expenses in the accompanying consolidated statement of operations for the year ended December 31, 2021. During the year ended December 31, 2020, the Company incurred $0.3 million in expense related to this collaboration that was recorded in Loss from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2020.

As disclosed in Note 7, in January 2021, deferred purchase price obligations of $6.1 million due to Nestlé was satisfied with the issuance of 7,219,560 shares of Series D-2 convertible preferred stock in January 2021.

As a result of the PLI spinoff on December 31, 2020, the Company entered into a transition services agreement under which it assumed a $1.1 million liability related to the payout of PLI employee bonuses for the year ended December 31, 2020, which was paid in the year ended December 31, 2021. As of December 31, 2022, the related party liability amount is $0.2 million and is included in accrued expenses and other current liabilities within the accompanying consolidated balance sheets. Additionally, pursuant to this agreement, the Company provided PLI certain transitional services, including general and administrative, finance and clinical operations support, and PLI provided the Company with certain transitional services, including providing for the use of facilities under a sublease, in each case for specified monthly service fees. The transition services agreement was terminated in June 2022. During the years ended December 31, 2022 and 2021 the Company paid PLI $1.5 million and $3.8 million, respectively, in accordance with the terms of this agreement.

13.
401(K) Plan

Effective January 1, 2018, the Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Company contributions made during each of the years ended December 31, 2022, 2021, and 2020 were $1.0 million, $0.3 million and $45,000, respectively.

14.
Subsequent Events

In January 2023, the underwriters of the Company's December 2022 public offering exercised an option granted under the terms of the underwriting agreement to purchase an additional 483,256 shares of the Company's common stock at $110.00 per share. The exercise of the option resulted in net proceeds of $50.1 million to the Company after deducting for offering costs.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

BDO USA, LLP has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2022, as stated in its report dated February 28, 2023, which is included below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Prometheus Biosciences, Inc.

San Diego, California

Opinion on Internal Control Over Financial Reporting

We have audited Prometheus Biosciences, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

San Diego, California

February 28, 2023

Item 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the Definitive Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	3/17/2021	3.1

3.2	Amended and Restated Bylaws	8-K	3/17/2021	3.2

4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	3/8/2021	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated October 30, 2020, by and among the Registrant and certain of its stockholders	S-1	2/19/2021	4.2

4.3	Description of Registered Securities	10-K	3/9/2022	4.4

10.1	Open Market Sale Agreement, dated April 1, 2022, by and between Jefferies LLC and the Registrant	S-3ASR	4/1/2022	1.2

10.2#	Prometheus Biosciences, Inc. 2021 Incentive Award Plan and forms of grant notices and agreements thereunder				X

10.3#	Prometheus Biosciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	3/8/2021	10.3

10.4#	Amended & Restated Non-Employee Director Compensation Program	10-K	3/9/2022	10.3

10.5#	Annual Incentive Plan	10-K	3/9/2022	10.4

10.6#	Amended and Restated Employment Letter Agreement, dated February 17, 2021, by and between Mark C. McKenna and the Registrant	S-1	2/19/2021	10.5

10.7#	Amended and Restated Employment Letter Agreement, dated February 17, 2021, by and between Keith W. Marshall, Ph.D. and the Registrant	S-1	2/19/2021	10.6

10.8#	Employment Letter Agreement, dated February 7, 2021, by and between Mark Stenhouse and the Registrant	S-1/A	3/8/2021	10.9

10.9#	Form of Indemnification Agreement for Directors and Officers	S-1	2/19/2021	10.9

10.10†	Co-development and Manufacturing Agreement, dated as of July 30, 2020, by and between Dr. Falk Pharma GmbH and the Registrant	S-1	2/19/2021	10.17

10.11†	Amended and Restated Exclusive License Agreement, dated August 6, 2021, by and between Cedars-Sinai Medical Center and the Registrant	10-Q	8/11/2021	10.1

10.12	Lease Agreement, by and between SNH Medical Office Properties Trust and the Registrant, dated March 24, 2021	10-Q	5/13/2021	10.10

10.13	First Amendment to Lease Agreement, by and between SNH Medical Office Properties Trust and the Registrant, dated October 29, 2021	10-Q	11/12/2021	10.2

23.1	Consent of BDO USA, LLP, independent registered public accounting firm				X

31.1	Certification of Chief Executive Officer of Prometheus Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Prometheus Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Prometheus Biosciences, Inc.

Date: February 28, 2023	By:	/s/ Mark C. McKenna
Mark C. McKenna
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2023	By:	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark C. McKenna Mark C. McKenna	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2023

/s/ Keith W. Marshall, Ph.D. Keith W. Marshall, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023

/s/ Joseph C. Papa Joseph C. Papa	Lead Independent Director	February 28, 2023

/s/ Helen C. Adams Helen C. Adams	Director	February 28, 2023

/s/ Fred Hassan Fred Hassan	Director	February 28, 2023

/s/ Martin Hendrix, Ph.D. Martin Hendrix, Ph.D.	Director	February 28, 2023

/s/ James Laur James Laur	Director	February 28, 2023

/s/ Judith L. Swain, M.D. Judith L. Swain, M.D.	Director	February 28, 2023

/s/ Mary Szela Mary Szela	Director	February 28, 2023