Form 10-Q
period 2023-03-31
Prometheus Biosciences, Inc.
filed 2023-05-09
CIK 1718852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2023, the registrant had 47,809,476 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and par value amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$113,345	$292,423
Short-term investments	600,325	403,329
Accounts receivable	—	1,029
Prepaid expenses and other current assets	12,734	11,370
Total current assets	726,404	708,151
Property and equipment, net	3,701	3,877
Right-of-use asset	27,338	27,774
Other assets	971	971
Total assets	$758,414	$740,773
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,161	$762
Accrued compensation	2,039	4,819
Accrued expenses and other current liabilities	11,509	12,721
Deferred revenue	1,146	1,298
Lease liabilities, current portion	3,485	3,217
Total current liabilities	19,340	22,817
Deferred revenue, non-current	15,479	15,667
Lease liabilities, net of current portion	25,978	26,321
Total liabilities	60,797	64,805
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.0001 par value; 40,000,000 shares authorized at March 31, 2023 and December 31, 2022; No shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock—$0.0001 par value; 400,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 47,715,121 shares and 46,845,573 shares issued at March 31, 2023 and December 31, 2022, respectively; 47,714,178 shares and 46,841,661 shares outstanding at March 31, 2023 and December 31, 2022, respectively;	5	5
Additional paid-in capital	1,069,813	1,007,485
Accumulated other comprehensive loss	(232)	(429)
Accumulated deficit	(371,969)	(331,093)
Total stockholders’ equity	697,617	675,968
Total liabilities and stockholders’ equity	$758,414	$740,773

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$1,105	$3,919
Operating expenses:
Research and development	36,417	27,930
General and administrative	13,392	8,085
Total operating expense	49,809	36,015
Loss from operations	(48,704)	(32,096)
Other income:
Interest income	7,828	30
Total other income	7,828	30
Net loss	$(40,876)	$(32,066)
Other comprehensive gain:
Unrealized gain on marketable securities, net	197	—
Comprehensive loss	$(40,679)	$(32,066)
Net loss per share, basic and diluted	$(0.86)	$(0.82)
Weighted-average shares outstanding, basic and diluted	47,461,230	39,006,794

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	46,841,661	$5	$1,007,485	$(429)	$(331,093)	$675,968
Issuance of common stock upon exercise of stock options	387,387	—	2,929	—	—	2,929
Issuance of common stock in public offerings, net of issuance costs of $3,147	483,256	—	50,012	—	—	50,012
Vesting of early exercised stock options	1,874	—	5	—	—	5
Stock-based compensation	—	—	9,382	—	—	9,382
Unrealized gain on marketable securities	—	—	—	197	—	197
Net loss	—	—	—	—	(40,876)	(40,876)
Balance at March 31, 2023	47,714,178	$5	$1,069,813	$(232)	$(371,969)	$697,617

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (continued)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	38,943,110	$4	$424,492	$—	$(189,341)	$235,155
Issuance of common stock upon exercise of stock options	142,391	—	349	—	—	349
Vesting of early exercised stock options	4,311	—	6	—	—	6
Stock-based compensation	—	—	3,279	—	—	3,279
Net loss	—	—	—	—	(32,066)	(32,066)
Balance at March 31, 2022	39,089,812	$4	$428,126	$—	$(221,407)	$206,723

See accompanying notes.

PROMETHEUS BIOSCIENCES, INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(40,876)	$(32,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233	87
Stock-based compensation expenses	9,382	3,279
Amortization of premiums and discounts on marketable securities, net	(4,996)	—
Noncash lease expense	436	—
Changes in operating assets and liabilities:
Accounts receivable	1,029	(209)
Prepaid expenses and other current assets	(1,328)	388
Other assets	—	—
Accounts payable	464	746
Accrued compensation	(2,779)	(3,762)
Accrued expenses and other current liabilities	(693)	4,071
Deferred revenue	(340)	(1,937)
Operating lease liabilities	(76)	15
Net cash used in operating activities	(39,544)	(29,388)
Cash flows from investing activities
Purchases of property and equipment	(530)	(955)
Proceeds from maturities of short-term investments	82,600	—
Purchases of short-term investments	(274,403)	—
Net cash used in investing activities	(192,333)	(955)
Cash flows from financing activities
Proceeds from sale of common stock in public offerings, gross	53,159	—
Payment of financing costs	(3,253)	(226)
Proceeds from issuance of common stock upon stock option exercises	2,893	349
Net cash provided by financing activities	52,799	123
Net decrease in cash and cash equivalents	(179,078)	(30,220)
Cash and cash equivalents at beginning of period	292,423	257,254
Cash and cash equivalents cash at end of period	113,345	227,034
Supplemental disclosures
Cash paid for income taxes	$—	$4
Right-of-use assets obtained in exchange for lease liabilities	$—	$14,597
Supplemental schedule of non-cash investing and financing activities
Vesting of early exercised stock options	$5	$6
Financing costs incurred, but not paid, included in accrued expenses and accounts payable	$—	$339
Costs incurred, but not paid, in connection with capital expenditures included in accounts payable	$34	$291

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

Liquidity

The Company has incurred net losses since inception, experienced negative cash flows from operations, and as of March 31, 2023, has an accumulated deficit of $372.0 million. The Company has historically financed its operations primarily through private placements of convertible preferred stock, proceeds from the Company’s IPO in March 2021 and proceeds from the sale of its common stock through a public offering and an “at the market” offering. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company believes its current capital resources will be sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed financial statements.

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

Unaudited Interim Financial Information

The unaudited financial statements at March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with GAAP applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to a fair statement of the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in the Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The cash and cash equivalents balance at March 31, 2023 and December 31, 2022 represent cash in readily available checking accounts, money market accounts, and commercial paper.

Marketable Securities

The Company’s marketable securities primarily consist of commercial paper, corporate debt securities, and U.S. government and agency securities classified within cash and cash equivalents and short-term investments depending on their maturity date at the time of purchase. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income (expense). There were no realized gains and losses from sales of marketable securities during any of the periods presented.

At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in net income (loss). For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income (loss). For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income. There have been no impairment or credit losses recognized during the periods presented.

The Company excludes the applicable accrued interest from both the fair value and amortized costs basis of the Company’s available-for-sale securities for purposes of identifying and measuring an impairment. At March 31, 2023, $1.6 million of accrued interest receivable on available-for-sale securities is recorded within prepaid expenses and other current assets within the accompanying condensed balance sheets. The Company made an accounting policy election to (1) not measure an allowance for credit loss for accrued interest receivable, and (2) to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which the Company considers to be in the period in which it determines the accrued interest will not be collected.

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

Accounts Receivable

Accounts receivable is stated at the original invoice amount and consists of certain research and development and contract manufacturing costs subject to reimbursement under the Company’s collaboration agreements. The Company did not record any credit losses as of March 31, 2023 and December 31, 2022.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which ranges from two to ten years. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operating expenses as incurred.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. Lease terms are determined at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. For its long-term operating leases, the Company recognizes a lease liability and a right-of-use (ROU) asset on its balance sheets and recognizes lease expense on a straight-line basis over the lease term. The lease liability is determined as the present value of future lease payments using the discount rate implicit in the lease or, if the implicit rate is not readily determinable, an estimate of the Company’s incremental borrowing rate. The ROU asset is based on the lease liability, adjusted for any prepaid or deferred rent. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expenses as incurred. The Company has elected to not recognize a lease liability or ROU asset in connection with short-term operating leases and recognizes lease expense for short-term operating leases on a straight-line basis over the lease term. The Company does not have any finance leases.

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

To date, all of the Company’s collaboration revenue has been derived from its collaboration agreement with Dr. Falk Pharma GmbH and its collaboration agreement with Millennium Pharmaceuticals, Inc., a subsidiary of Takeda Pharmaceutical Company Limited (collectively, Takeda) as described in Note 6. The terms of these arrangements include the following types of payments to the Company: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for research and development services provided by the Company; and royalties on net sales of licensed products. At the initiation of an agreement, the Company analyzes whether each unit of account results in a contract with a customer under ASC 606 or in an arrangement with a collaborator subject to guidance under ASC 808, Collaborative Arrangements.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. The Company has excluded 3,236 and 16,169 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three months ended March 31, 2023 and 2022, respectively. Dilutive common stock equivalents are comprised of options and restricted stock units outstanding under the Company’s equity incentive plan, warrants to purchase common stock, and 2021 Employee Stock Purchase Plan (ESPP) shares pending issuance.

Basic and diluted net loss attributable to common holders per share are presented in conformity with the two-class method required for participating securities as the convertible preferred stock are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the three months ended March 31, 2023 and 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2023	2022
Common stock options issued and outstanding	7,055,373	6,340,791
Warrants to purchase common stock	—	14,884
ESPP shares pending issuance	13,949	17,210
Restricted stock units	259,162	—
Total	7,328,484	6,372,885

Recent Accounting Pronouncements

From time to time, new accounting standards are issued by the Financial Accounting Standards Board or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2023
Assets:
Cash and cash equivalents:
Money market funds	$79,484	$79,484	$—	$—
Commercial paper	10,000	—	10,000	—
Total cash and cash equivalents	$89,484	$79,484	$10,000	$—

Short-term investments:
Commercial paper	$339,590	$—	$339,590	$—
Corporate debt securities	17,995	—	17,995	—
U.S. government and agency securities	242,740	9,865	232,875	—
Total short-term investments	$600,325	$9,865	$590,460	$—

Total assets measured at fair value	$689,809	$89,349	$600,460	$—

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Cash and cash equivalents:
Money market funds	$182,337	$182,337	$—	$—
Commercial paper	66,680	—	66,680	—
Total cash and cash equivalents	$249,017	$182,337	$66,680	$—

Short-term investments:
Commercial paper	$235,772	$—	$235,772	$—
Corporate debt securities	17,801	—	17,801	—
U.S. government and agency securities	149,756	17,755	132,001	—
Total short-term investments	$403,329	$17,755	$385,574	$—

Total assets measured at fair value	$652,346	$200,092	$452,254	$—

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

There were no transfers within the hierarchy during the three months ended March 31, 2023 and 2022. The Company had no Level 3 liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

4.
Marketable Securities.

The following tables summarize marketable securities (in thousands):

		As of March 31, 2023
			Unrealized
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$79,484	$—	$—	$79,484
Commercial paper	1 or less	9,997	3	—	10,000
Total cash and cash equivalents		$89,481	$3	$—	$89,484

Short-term investments:
Commercial paper	1 or less	$339,750	$28	$(188)	$339,590
Corporate debt securities	1 or less	17,990	5	—	17,995
U.S. government and agency securities	2 or less	242,820	103	(183)	242,740
Total short-term investments		$600,560	$136	$(371)	$600,325

Total marketable securities		$690,041	$139	$(371)	$689,809

		As of December 31, 2022
			Unrealized
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$182,337	$—	$—	$182,337
Commercial paper	1 or less	66,666	14	—	66,680
Total cash and cash equivalents		$249,003	$14	$—	$249,017

Short-term investments:
Commercial paper	1 or less	$235,945	$—	$(173)	$235,772
Corporate debt securities	1 or less	17,805	—	(4)	17,801
U.S. government and agency securities	2 or less	150,022	—	(266)	149,756
Total short-term investments		$403,772	$—	$(443)	$403,329

Total marketable securities		$652,775	$14	$(443)	$652,346

As of March 31, 2023, none of the marketable securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, no allowance for credit losses was recorded.

5.
Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid clinical trial expenses	$4,675	$4,015
Prepaid contract manufacturing expenses	897	2,898
Prepaid research and development expenses	2,932	2,251
Other prepaid expenses	4,230	2,206
Total	$12,734	$11,370

Property and equipment, Net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$3,322	$3,281
Computer equipment	775	759
Office equipment and furniture	873	873
	4,970	4,913
Less accumulated depreciation	(1,269)	(1,036)
Total	$3,701	$3,877

Depreciation expense related to property and equipment was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued clinical trial expenses	$1,185	$4,407
Accrued contract manufacturing expenses	5,540	4,065
Accrued research and development expenses	3,103	2,958
Accrued legal expenses	718	371
Unvested early exercise liability	6	11
Accrued other	957	909
Total	$11,509	$12,721

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

The Company included the upfront payment and all milestone payments in the transaction price as it was deemed not probable of significant reversal at the inception of the agreement. In connection with the Falk Agreement, the Company recognized revenue of $1.1 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. The Company had deferred revenue of $16.6 million and $17.0 million as of March 31, 2023 and December 31, 2022, respectively. This deferred revenue balance is expected to be recognized proportionally as expenses are incurred over the estimated eight-year term.

A reconciliation of deferred revenue related to the Falk Agreement for the three months ended March 31, 2023 is as follows (in thousands):

Falk Agreement
Balance at December 31, 2022	$16,965
Amounts received in 2023	—
Revenue recognized in 2023	(340)
Balance at March 31, 2023	$16,625

The Company recognized revenue of $0.3 million out of the beginning deferred revenue balance and $0.8 million in development costs during the three months ended March 31, 2023.

Companion Diagnostic Development Agreement with Millennium Pharmaceuticals, Inc.

In March 2019, the Company entered into a Companion Diagnostics Development and Collaboration Agreement (the Takeda Agreement) with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda. In March 2022, the Company and Takeda mutually agreed to terminate the agreement, effective April 2022, and recognized the remaining deferred revenue balance of $1.2 million during the three months ended March 31, 2022.

7.
Stockholders’ Equity

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

The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sale Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sale Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place. The Company and the Agent may each terminate the Sale Agreement at any time upon specified prior written notice. As of March 31, 2023, the Company has sold 2,540,348 shares of its common stock under the Sale Agreement at a weighted-average price of $35.19 resulting in net proceeds of approximately $85.9 million.

Public Offering

In December 2022, the Company completed the sale of an aggregate of 4,545,455 shares of its common stock in an underwritten public offering, at a price of $110.00 per share. The net proceeds to the Company from the offering were approximately $470.5 million after deducting underwriting discounts, commissions and public offering expenses payable by the Company. In January 2023, the underwriters exercised an option granted under the terms of the underwriting agreement to purchase an additional 483,256 shares of the Company's common stock at $110.00 per share. The exercise of the option resulted in net proceeds of $50.0 million to the Company after deducting for offering costs. As of March 31, 2023, the option has expired and is no longer exercisable for the purchase of additional shares of common stock.

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

In February 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Pursuant to the 2021 Plan, the Company ceased granting awards under the 2017 Plan. Under the 2021 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. The number of shares initially available for issuance under awards granted pursuant to the 2021 Plan is the sum of (1) 3,600,000 shares of common stock, plus (2) any shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2021 Plan that become available for issuance under the 2021 Plan thereafter in accordance with its terms. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be increased annually on the first day of each fiscal year during the term of the 2021 Plan, beginning with the 2022 fiscal year, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. The number of shares of common stock available for issuance increased by 5% at January 1, 2023, and at March 31, 2023, 4,172,599 shares remain available for issuance under the 2021 Plan, including the automatic increase of 2,342,278 on January 1, 2023. The maximum term of options granted under the 2021 Plan is ten years and grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service.

The Company’s stock option activity for the three months ended March 31, 2023 is summarized in the following table:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	7,418,790	$22.40	8.6
Granted	24,346	$115.41
Exercised	(387,387)	$7.56
Cancelled/forfeited	(376)	$2.90
Outstanding at March 31, 2023	7,055,373	$23.54	8.3	$592,717
Vested or expected to vest at March 31, 2023	7,055,373	$23.54	8.3	$592,717
Exercisable at March 31, 2023	2,630,969	$9.91	8.0	$256,333

The aggregate intrinsic values presented in the table above were calculated as the difference between the closing price of the Company’s common stock at March 31, 2023 and the exercise price of stock options that had strike prices below the closing price. The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $78.63 and $26.14, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $42.3 million and $1.8 million, respectively.

The grant date fair value of stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4%	1.5 – 1.7%
Expected volatility	74.0%	73.2 – 74.6%
Expected term (in years)	6.1	6.1
Expected dividend yield	—%	—%

Expected Term—The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s employee stock options has been determined utilizing the simplified method for awards that qualify as plain-vanilla options.

Expected Volatility—The estimated volatility was based on the historical volatility of the Company's common stock and the common stock of a group of publicly traded companies deemed comparable to the Company. The comparable companies are chosen based on their size and stage in the life cycle. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Restricted Stock Units

A summary of the Company’s restricted stock units activity is as follows (in thousands, except share and per share amounts):

	Number of Outstanding Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2022	251,908	$74.18
Granted	7,254	$121.66
Cancelled	—	$—
Balance at March 31, 2023	259,162	$75.51	$27,813
Vested or expected to vest at March 31, 2023	259,162	$75.51	$27,813

The Company’s current restricted stock units vest 100% three years from the grant date or annually over four years, subject to continued service. The fair-value of each restricted stock unit is determined on the grant date using the closing price of the Company’s common stock on the grant date. The aggregate intrinsic value of restricted stock units is the value of the shares awarded at the closing price of the Company's common stock at March 31, 2023.

Employee Stock Purchase Plan

In February 2021, the Company’s board of directors approved the ESPP, which became effective upon the pricing of the Company’s IPO on March 16, 2021. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. Initially, a total of 360,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2022 fiscal year, by an amount equal to the lessor of: (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (ii) such other amount as the Company’s board of directors may determine. The number of shares of common stock available for issuance under the ESPP increased by 1% at January 1, 2023. Stock-based compensation expense for the three months ended March 31, 2023 and 2022 related to the ESPP was $0.2 million and $0.1 million, respectively. As of March 31, 2023, the Company had issued 65,716 shares under the ESPP. The Company had an outstanding liability of $0.5 million at March 31, 2023, which is included in accrued compensation on the condensed balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. At March 31, 2023, 1,152,346 shares remain available for issuance under the ESPP, including the automatic increase of 468,455 shares on January 1, 2023.

The fair value of stock of the stock purchase right under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
	2023	2022
Risk-free interest rate	1.4 – 4.8%	0.03 – 0.33%
Expected volatility	56.5 – 79.5%	71.6 – 83.9%
Expected term (in years)	0.5 – 1.5	0.5 – 1.64
Expected dividend yield	—%	—%

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the accompanying condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$3,268	$1,136
General and administrative	6,114	2,143
Total stock-based compensation	$9,382	$3,279

As of March 31, 2023, approximately $99.4 million of total unrecognized compensation expense related to unvested stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.06 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	March 31, 2023	December 31, 2022
Common stock options issued and outstanding	7,055,373	7,418,790
Restricted stock units	259,162	251,908
Shares available for issuance under equity incentive plan	4,172,599	1,861,545
Shares available for issuance under the ESPP	1,152,346	683,891
Total	12,639,480	10,216,134

8.
Commitments and Contingencies

Leases

In March 2021, the Company executed a non-cancellable lease agreement for office and laboratory space in San Diego, California (the Second Floor Lease). The Second Floor Lease and related monthly payments commenced in March 2022, and had an initial term of ten years with an option to extend the lease for an additional five-year term. The lease provides for initial monthly rental payments of approximately $0.2 million with rent escalation and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company received $6.3 million of tenant improvements, all of which were deemed to be owned by the landlord. Under the relevant guidance, the Company recognized an operating lease ROU asset and lease liability of $14.6 million each based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and amortizes the ROU asset and lease liability over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

In October 2021, the Company executed an amendment to the lease agreement to expand the leased premises (the First Floor Lease). The amended lease extends the initial term of the original lease to 127.5 months following the commencement date of the expansion premises, with an option to extend the lease term for an additional five-year term. In September 2022, the Company took control of the expansion premises and the amended lease term commenced with an approximately 127.5-month term for the expansion premises and the original premises. The Company recognized ROU assets and lease liabilities of $14.0 million on the Company’s condensed balance sheets related to the expansion premises. The First Floor Lease provides for initial monthly rental payments for the expansion premises of an additional approximately $0.2 million with rent escalation and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company received an additional $6.1 million of tenant improvements for the expansion premises, all of which was deemed to be owned by the landlord.

In June 2019, the Company acquired Prometheus Laboratories, Inc. (PLI) and the related intangible assets used by PLI. On December 31, 2020, the Company completed the spinoff of PLI by making an in-kind distribution of 100% of its interest in PLI to the Company’s stockholders of record. In connection with the PLI spinoff, the Company entered into a sublease agreement for approximately 40,000 square feet in the PLI facility. The sublease agreement was for one year with an option to renew for an additional year. The sublease agreement was extended for six months and expired on June 30, 2022 in accordance with its terms. No further payment obligations exist after the termination date.

Information related to the Company’s operating lease is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,078	$87
Variable lease cost	298	—
Short-term lease cost	—	247
Total lease cost	$1,376	$334
Cash paid for amounts included in the measurement of lease liabilities	$718	$72

As of March 31, 2023 the weighted-average remaining lease term of the Company’s operating leases was 121 months and the weighted-average discount rate on the Company’s operating leases was 8.7%.

Future minimum lease payments and information related to the operating lease liability as of March 31, 2023 are as follows (in thousands):

Remainder of 2023	$2,634
2024	4,058
2025	4,180
2026	4,305
2027	4,435
Thereafter	25,989
Total lease payments	45,601
Imputed interest	(16,138)
Lease liability	29,463
Less current portion of lease liability	(3,485)
Lease liability, net of current portion	$25,978

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breech of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. At March 31, 2023, no claims exist under indemnification arrangements and accordingly, no amounts have been accrued in its condensed financial statements as of March 31, 2023.

9.
Related Party Transactions

As discussed in Note 6, in September 2017, the Company entered into the Cedars-Sinai Agreement. A related-party relationship exists with Cedars-Sinai due to its percentage of common stock ownership and representation on the Company’s board of directors. As consideration for the license rights, the Company issued (i) 257,500 common stock shares at par value of $0.0001 per share, and (ii) 335,000 unvested restricted common stock shares at par value of $0.0001 per share. The parties also entered into additional license agreements as well as research agreements, under which the parties can provide research services to each other at pricing specified in the individual statements of work. During the three months ended March 31, 2023 and 2022, the Company incurred $35 thousand and zero, respectively, in costs under the research agreements.

As a result of the PLI spinoff on December 31, 2020, the Company entered into a transition services agreement under which the Company provided PLI certain transitional services, including general and administrative, finance and clinical operations support, and PLI provided the Company with certain transitional services, including providing for the use of facilities under a sublease, in each case for specified monthly service fees. The transition services agreement was terminated in June 2022. During the three months ended March 31, 2023 and 2022, the Company paid PLI $21 thousand and $0.9 million, respectively.

10.
401(K) Plan

Effective January 1, 2018, the Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Company contributions made during the three months ended March 31, 2023 and 2022 were $0.5 million and $0.4 million, respectively.

11.
Subsequent Events

On April 15, 2023, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Merck & Co., Inc., a New Jersey corporation (Merck), and Splash Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Merck (Merger Sub), pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Merck (the Merger).

Under the terms of the Merger Agreement, Merck, through the Merger Sub, will acquire all of the outstanding shares of Prometheus with the total equity value of the transaction estimated to be approximately $10.8 billion. The consummation of the Merger is subject to certain customary closing conditions set forth in the Merger Agreement, including (i) adoption of the Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of common stock entitled to vote thereon, (ii) the expiration or termination of the required waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as all other required waivers, approvals and waiting periods under certain other specified antitrust laws having been obtained, terminated or expired, and (iii) the absence of any injunction, order or decree by any court of competent jurisdiction preventing the consummation of the Merger, and any law or order that prohibits or makes illegal the consummation of the Merger.

Subject to the terms and conditions of the Merger Agreement, each share of Company common stock, par value $0.0001 per share (each a Company Share) that is issued and outstanding immediately prior to the effective time of the Merger (the Effective Time), other than any Company Shares (i) owned immediately prior to the Effective Time by Merck, Merger Sub or the Company or by any direct or indirect wholly owned subsidiary of Merck, Merger Sub or the Company or (ii) owned by Company stockholders who are entitled to demand and have properly and validly demanded their appraisal rights under Delaware law, will be canceled and extinguished and automatically converted into the right to receive $200.00 per share in cash (the Merger Consideration), without interest and subject to any applicable withholding taxes.

In addition, effective as of immediately prior to the Effective Time, (i) each outstanding Company stock option, whether vested or unvested, will be automatically canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (A) the number of Company Shares underlying such option immediately prior to the Effective Time multiplied by (B) the amount, if any, by which the Merger Consideration exceeds the exercise price per share of such option, (ii) each outstanding Company restricted stock unit (RSU) will be automatically canceled and converted into the right to receive an amount in cash equal to the product of (A) the number of Company Shares underlying such RSU immediately prior to the Effective Time multiplied by (B) the Merger Consideration, without interest and subject to any applicable withholding taxes and (iii) each outstanding share of restricted stock of the Company will automatically become fully vested and converted into the right to receive the Merger Consideration.

The Merger Agreement also contains certain customary termination rights in favor of each of the Company and Merck. If the Merger Agreement is terminated under specified circumstances, the Company will be required to pay Merck a termination fee of $325.4 million. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances including antitrust related circumstances, Merck will be required to pay the Company a “reverse termination fee” of $650.7 million.

The transaction is expected to close in the third quarter of 2023, assuming satisfaction or waiver of all of the conditions to the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and our unaudited interim condensed financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and notes thereto for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 28, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the potential to complete the proposed transaction with Merck & Co., Inc. and the timing thereof, our plans to use our Prometheus360 product platform to expand our pipeline of product candidates and develop marketable products, the anticipated timing and costs of our development of diagnostics, the potential benefits from our collaboration arrangements with third parties and our plans to enter into additional arrangements, the timing and likelihood of regulatory filings and approvals for our product candidates and diagnostics, our ability to commercialize our product candidates, if approved, the pricing and reimbursement of our product candidates, if approved, and testing products, the potential to develop future product candidates, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

In December 2022, we reported topline results from the initial cohort of ARTEMIS-UC (Cohort 1) and results from APOLLO-CD demonstrating strong efficacy and favorable safety results in both studies. We believe these results position PRA023 to be a potential first-in-class and best-in-class treatment for patients suffering from UC and CD. The expansion cohort of ARTEMIS-UC (Cohort 2) is designed to further assess the treatment effect of PRA023 in patients who test positive on our diagnostic candidate. We plan to advance PRA023 into pivotal Phase 3 clinical trials for UC and CD in 2023 after we finalize our Phase 3 clinical trial strategy.

In March 2022, we initiated ATHENA-SSc-ILD, a global Phase 2 clinical trial for PRA023 in Systemic Sclerosis-associated Interstitial Lung Disease (SSc-ILD). The FDA has granted fast track designation for PRA023 for the treatment of SSc-ILD. We are evaluating potentially advancing PRA023 into clinical trials for other indications where there is a strong mechanistic rational and high unmet need.

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

We have incurred operating losses in each year since inception. Our net losses were $40.9 million and $32.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $372.0 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing planned preclinical studies and clinical trials, continue our research and development activities, develop and validate diagnostics, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and clinical trials and our expenditures on other research and development activities, as well as the generation of any services and collaboration revenue.

From inception to the date of our initial public offering (IPO) in March 2021, we had raised a total of $175.6 million to fund our operations from gross proceeds from the sale and issuance of convertible preferred stock and $7.5 million from proceeds under our loan and security agreement (Loan Agreement) with Oxford Finance LLC and its affiliates (Oxford) (Oxford Loan). In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received net of approximately $199.8 million. In July 2021, we voluntarily prepaid the aggregate outstanding principal balance of the Oxford Loan of $7.5 million plus an additional $0.5 million consisting of the prepayment penalty, accrued interest, and final payment due under the terms of the Loan Agreement and Oxford released all liens against our assets and terminated our other applicable obligations. In December 2022, we completed the sale of an aggregate of 4,545,455 shares of our common stock in an underwritten public offering, at a price of $110.00 per share for net proceeds of $470.5 million. In January 2023, the underwriters of the public offering exercised an option to purchase an additional 483,256 shares resulting in net proceeds of approximately $50.0 million after deducting offering costs. As of March 31, 2023, we have sold 2,540,348 shares of common stock under our Open Market Sale Agreement (Sale Agreement) at a weighted-average price of $35.19 per share resulting in net proceeds of $85.9 million. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $713.7 million.

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

Recent Developments - Merger Agreement

On April 15, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Merck & Co., Inc., a New Jersey corporation (Merck), and Splash Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Merck (Merger Sub), pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into us, and we will survive as a wholly owned subsidiary of Merck (the Merger). Under the terms of the Merger Agreement, Merck, through the Merger Sub, will acquire all of our outstanding shares with the total equity value of the transaction estimated to be approximately $10.8 billion. Subject to the terms and conditions of the Merger Agreement, each share of our common stock that is issued and outstanding immediately prior to the effective time of the Merger (the Effective Time), other than any such shares (i) owned immediately prior to the Effective Time by Merck, Merger Sub or us, or by any of Merck’s or Merger Sub’s direct or indirect wholly owned subsidiaries or (ii) owned by our stockholders who are entitled to demand and have properly and validly demanded their appraisal rights under Delaware law, will be canceled and extinguished and automatically converted into the right to receive $200.00 per share in cash (the Merger Consideration), without interest and subject to any applicable withholding taxes. The Merger is expected to close in the third quarter of 2023, assuming satisfaction or waiver of all of the conditions to the Merger.

The consummation of the Merger is subject to certain customary closing conditions set forth in the Merger Agreement, including (i) adoption of the Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of common stock entitled to vote thereon, (ii) the expiration or termination of the required waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as all other required waivers, approvals and waiting periods under certain other specified antitrust laws having been obtained, terminated or expired, and (iii) the absence of any injunction, order or decree by any court of competent jurisdiction preventing the consummation of the Merger, and any law or order that prohibits or makes illegal the consummation of the Merger. The Merger Agreement also contains certain customary termination rights in favor of each of the company and Merck. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Merck a termination fee of $325.4 million. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances including antitrust related circumstances, Merck will be required to pay us a “reverse termination fee” of $650.7 million.

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

The following table summarizes our research and development expenses by program for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
PRA023	$24,189	$13,549
PRA052	5,485	9,174
Other preclinical programs	6,743	5,207
Total research and development	$36,417	$27,930

We expect our research and development expenses to increase for the foreseeable future as we continue to progress our development program for PRA023 globally, advance PRA052 through a Phase 1 clinical trial, develop diagnostic candidates, and continue to advance several preclinical research and development programs. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Collaboration revenue	$1,105	$3,919	$(2,814)
Operating expenses:
Research and development	36,417	27,930	8,487
General and administrative	13,392	8,085	5,307
Total operating expenses	49,809	36,015	13,794
Loss from operations	(48,704)	(32,096)	(16,608)
Other income:
Interest income	7,828	30	7,798
Total other income	7,828	30	7,798
Net loss	$(40,876)	$(32,066)	$(8,810)

Research and Development Expenses

Research and development expenses were $36.4 million for the three months ended March 31, 2023 compared to $27.9 million for the three months ended March 31, 2022. The increase of $8.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by a $2.1 million increase in clinical trial costs related to the start of our Phase 1 clinical trial for PRA052, a $2.3 million increase in expenses related to personnel costs due to additional headcount to support increased development and clinical trial activities, a $2.1 million increase in stock-based compensation expense, with the remainder due to increases in expenses related to research and development expenses for our other pre-clinical development programs and for ongoing development activities associated with our two most advanced programs, PRA023 and PRA052.

General and Administrative Expenses

General and administrative expenses were $13.4 million for the three months ended March 31, 2023 compared to $8.1 million for the three months ended March 31, 2022. The increase of $5.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by a $4.0 million increase in stock-based compensation expense, a $0.7 million increase in personnel costs, and a $0.6 million increase in facility expenses to support our expanded operations.

Other Income

Interest income

Interest income was $7.8 million for the three months ended March 31, 2023 and zero for the three months ended March 31, 2022. The increase of $7.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to higher investment in marketable securities and interest rates.

Liquidity and Capital Resources

Sources of Liquidity

From our inception to the date of our IPO, we received aggregate gross proceeds of $175.6 million from the sale of convertible preferred stock, $7.5 million from borrowings under our Loan Agreement with Oxford and $8.2 million from amounts received under the Falk and Takeda Agreements. In March 2021, we completed our IPO with the sale of 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $218.5 million, which resulted in net proceeds to us of approximately $199.8 million, after deducting underwriting discounts and commissions of approximately $15.3 million and offering-related transaction costs of approximately $3.4 million. As of March 31, 2023, we had cash, cash equivalents, and short-term investments of $713.7 million.

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

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sale Agreement. No assurance can be given that we will sell any shares of common stock under the Sale Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place. As of March 31, 2023, we have sold 2,540,348 shares of common stock under the Sale Agreement at a weighted-average price of $35.19, resulting in net proceeds of approximately $85.9 million.

Public Offering of Common Stock

On December 8, 2022, we entered into an underwriting agreement (Underwriting Agreement) with Goldman Sachs & Co. LLC, SVB Securities LLC and Jefferies LLC, as representatives of the several underwriters named therein (collectively, Underwriters), relating to the issuance and sale of 4,545,455 shares of our common stock. In addition, under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to 681,818 additional shares of common stock at $110.00 per share. On December 13, 2022, we completed the sale of an aggregate of 4,545,455 shares of our common stock at a price of $110.00 per share. The net proceeds to us from the offering were approximately $470.5 million after deducting underwriting discounts, commissions, and public offering expenses. In January 2023, the Underwriters exercised the option to purchase an additional 483,256 shares resulting in net proceeds of approximately $50.0 million after deducting offering costs.

Future Capital Requirements

As of March 31, 2023, we had cash, cash equivalents, and short-term investments in the amount of $713.7 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of issuance of these financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. In addition, the Merger Agreement contains restrictions on our issuance of shares of our common stock, subject to certain exceptions described therein.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the completion of our acquisition by Merck and the timing thereof;

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in)
Operating activities	$(39,544)	$(29,388)
Investing activities	(192,333)	(955)
Financing activities	52,799	123
Net decrease in cash and cash equivalents	$(179,078)	$(30,220)

Operating Activities

Cash used in operating activities was $39.5 million during the three months ended March 31, 2023 as compared to cash used in operating activities of $29.4 million during the three months ended March 31, 2022. The increase of $10.1 million was primarily the result of the increase in net loss between the two periods of $8.8 million and an increase of $3.0 million from changes in operating assets and liabilities, offset by an increase of $1.7 million in noncash charges. The increase in net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by decreases in revenue recognized out of the deferred revenue balance and decreases in accrued expenses and other current liabilities. The $1.7 million increase in noncash charges was primarily driven by an increase in stock-based compensation expense offset by increased amortization of discounts on marketable securities, net.

Investing Activities

Net cash used in investing activities was $192.3 million during the three months ended March 31, 2023 as compared to net cash used in investing activities of $1.0 million during the three months ended March 31, 2022, primarily due to purchases of short-term investments, offset by maturities of short-term investments.

Financing Activities

Net cash provided by financing activities was $52.8 million during the three months ended March 31, 2023 as compared to $0.1 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, we received proceeds of $53.2 million from the sale of common stock in public offerings offset by payment of $3.3 million in financing costs, and $2.9 million from stock option exercises. During the three months ended March 31, 2022, we received proceeds from stock option exercises of $0.3 million, offset by payment of financing costs related to our Form S-3 filing of $0.2 million.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2023 from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies & Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

Recent Accounting Pronouncements

See Note 2 to our condensed financial statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements.

Contractual Obligations and Commitments

During the three months ended March 31, 2023, there have been no material changes outside of the ordinary course of business in the composition to the contractual obligations or commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash, cash equivalents and short-term investments consist of cash held in readily available checking and money market accounts, as well as high-quality U.S. government and agency securities, corporate debt securities, and commercial paper. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. To minimize our exposure due to adverse shifts in interest rates, we ensure that the average maturity of our investments does not exceed 12 months. If a 1% change in interest rates were to have occurred on March 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this quarterly report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in Part II, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Risk Factors Related to the Merger

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock.

On April 15, 2023, we entered into the Merger Agreement with Merck and Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into us, and we will survive as a wholly owned subsidiary of Merck. The consummation of the Merger is subject to customary closing conditions, including, among other things, (i) adoption of the Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of common stock entitled to vote thereon, (ii) the expiration or termination of the required waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as all other required waivers, approvals and waiting periods under certain other specified antitrust laws having been obtained, terminated or expired, and (iii) the absence of any injunction, order or decree by any court of competent jurisdiction preventing the consummation of the Merger, and any law or order that prohibits or makes illegal the consummation of the Merger.

Many of the conditions to consummation of the Merger are not within our control or the control of Merck or Merger Sub, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•
if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock may change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Merger;
•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;
•
failure to complete the Merger within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Merger;
•
the impairment of our ability to attract, retain and motivate personnel, including our senior management;
•
difficulties maintaining relationships with third-party manufacturers, contract research organizations, collaborators and other business partners;
•
upon termination of the Merger Agreement by us or Merck under specified circumstances, we would be required to pay a termination fee of approximately $325.4 million; and
•
we could be subject to litigation related to any failure to complete the Merger.

The announcement and pendency of our acquisition by Merck could adversely affect our business, prospects, financial condition, and results of operations.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition, and results of operations, regardless of whether the

Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•
the diversion of significant management time and resources towards the completion of the Merger;
•
the impairment of our ability to attract, retain and motivate key personnel, including our senior management;
•
difficulties maintaining relationships with third-party payors, customers, distributors, suppliers and other business partners, who may defer decisions about working with us or seek to change existing business relationships with us;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions or business activities prior to the completion of the Merger; and
•
litigation relating to the Merger and the costs and distractions related thereto.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Merck a termination fee of approximately $325.4 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following our receipt of a Superior Company Proposal (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to use reasonable efforts to conduct our business in the ordinary course and to preserve intact our business organization and significant business relationships. In addition, we are subject to a variety of specified restrictions. Unless we obtain Merck’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Merger Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire certain assets or securities, sell or dispose of intellectual property , or enter into material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On March 11, 2021, our registration statement on Form S-1 (File No. 333-253323) was declared effective by the SEC for our IPO. At the closing of the offering on March 16, 2021, we sold 11,500,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,500,000 additional shares, at an initial public offering price of $19.00 per share, and received gross proceeds of $218.5 million, which resulted in net proceeds to us of approximately $199.8 million, after deducting underwriting discounts and commissions of approximately $15.3 million and offering-related transaction costs of approximately $3.4 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. SVB Leerink LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering.

As of March 31, 2023, we estimate that we have used approximately $104.6 million of the proceeds from our IPO for general corporate purposes, including the advancement of our development programs. There has been no material change in the planned use of proceeds from our initial public offering from that described in the prospectus for the IPO.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1**	Agreement and Plan of Merger, dated as of April 15, 2023, by and among Prometheus Biosciences, Inc., Merck & Co., Inc., and Splash Merger Sub, Inc.	8-K	4/17/2023	2.1

3.1	Amended and Restated Certificate of Incorporation	8-K	3/17/2021	3.1

3.2	Amended and Restated Bylaws	8-K	3/17/2021	3.2

4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	3/8/2021	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated October 30, 2020, by and among the Registrant and certain of its stockholders	S-1	2/19/2021	4.2

10.1	Amended and Restated Non-Employee Director Compensation Program, dated March 27, 2023	10-K/A	4/28/2023	10.4

31.1	Certification of Chief Executive Officer of Prometheus Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Prometheus Biosciences, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PROMETHEUS BIOSCIENCES, INC.

Date:	May 9, 2023	By:	/s/ Mark C. McKenna
Mark C. McKenna
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)